Form 10-Q
period 2021-09-30
Dr. Foods, Inc.
filed 2021-11-19
CIK 1857910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2021

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 000-56277

Dr. FOODS, Inc.

(Exact name of registrant as specified in its charter)

Nevada	00-0000000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3F K’s Minamiaoyama 6-6-20 Minamiaoyama, Minato-ku, Tokyo 107-0062, Japan	107-0062
(Address of Principal Executive Offices)	(Zip Code)

81-90-6002-4978
(registrant’s telephone number, including area code)

Catapult Solutions, Inc.
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

 [   ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of November 19, 2021, there were 2,315,276,582 shares of Common Stock and 10,000 shares of Series Z Preferred Stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Dr. Foods, Inc. FKA Catapult Solutions, Inc.

Condensed Consolidated Balance Sheet

	September 30, 2021 (Unaudited)	March 31, 2021

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accrued Expenses	$3,200	$3,750

TOTAL LIABILITIES	$3,200	$3,750

Stockholders’ Equity (Deficit)
Preferred stock ($.0001 par value, 20,000,000 shares authorized; 10,000 and 0 issued and outstanding as of September 30, 2021 and March 31, 2021, respectively)	1	-

Common stock ($.0001 par value, 2,400,000,000 shares authorized, 2,315,276,582 and 0 issued and outstanding as of September 30, 2021 and March 31, 2021,respectively)	231,528	-
Additional paid-in capital	788,648	2,010
Accumulated deficit	(1,023,377)	(5,760)
Total Stockholders’ Equity (Deficit)	(3,200)	(3,750)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

Dr. Foods, Inc. FKA Catapult Solutions, Inc.

Condensed Consolidated Statement of Operations

(Unaudited)

	Three Months Ended September 30, 2021	Six Months Ended September 30, 2021
Operating Expenses
General and Administrative Expenses	14,192	1,017,617
Total Operating Expenses	14,192	1,017,617
Net Loss	$(14,192)	$(1,017,617)
Basic and Diluted Net Loss Per Common Share	$(0.00)	$(0.00)
Weighted average number of common shares outstanding- Basic and Diluted	$2,315,276,582	$1,973,678,398

The accompanying notes are an integral part of these unaudited financial statements.

Dr. Foods, Inc. FKA Catapult Solutions, Inc.

Statement of Changes in Stockholders’ Equity (Deficit)

For the Period February 26, 2021 (Inception) to September 30, 2021

(Unaudited)

	Common Shares	Par Value Common Shares	Series Z Preferred Shares	Par Value Series Z Preferred Shares	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, February 26, 2021	-	$-	-	$-	$-	$-	$-

Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	2,010	-	2,010
Net loss	-	-	-	-	-	(5,760)	(5,760)
Balances, March 31, 2021	-	$-	-	-	$2,010	$(5,760)	$(3,750)
Common shares issued after reorganization	2,315,276,582	231,528	-	-	(231,528)	-	-
Series Z preferred shares issued after reorganization	-	-	10,000	1	999,999	-	1,000,000
Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	5,250	-	5,250
Net loss	-	-	-	-	-	(1,003,425)	(1,003,425)
Balances, June 30, 2021	2,315,576,582	$231,528	10,000	$1	$775,731	$(1,009,185)	$(1,925)
Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	12,917	-	12,917
Net loss	-	-	-	-	-	(14,192)	(14,192)
Balances, September 30, 2021	2,315,276,582	$231,528	10,000	$1	$788,648	$(1,023,377)	$(3,200)

The accompanying notes are an integral part of these unaudited financial statements.

Dr. Foods, Inc. FKA Catapult Solutions, Inc.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

Six Months Ended September 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,017,617)
Adjustment to reconcile net loss to net cash used in operating activities:
Common stock issued	-
Preferred stock issued	1,000,000
Changes in current assets and liabilities:
Accrued expenses	(550)
Net cash used in operating activities	(18,167)

CASH FLOWS FROM FINANCING ACTIVITIES
Expenses contributed to capital	$18,167
Net cash provided by financing activities	18,167
Net change in cash	$0
Beginning cash balance	0
Ending cash balance	$0

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$-
Income taxes paid	$-

The accompanying notes are an integral part of these unaudited financial statements.

Dr. Foods, Inc. FKA Catapult Solutions, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

 (Unaudited)

Note 1 Organization and Description of Business

Dr. Foods, Inc. (we, us, our, the "Company" or the "Registrant"), formerly known as Catapult Solutions, Inc., was incorporated in the State of Nevada on February 26, 2021.

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

On the Closing Date, July 23, 2021, Mr. Jeffrey DeNunzio resigned as the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director. On the Closing Date, Mr. Koichi Ishizuka was appointed as the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director.

On August 24, 2021, the Company changed its name with the Nevada Secretary of State to Dr. Foods, Inc.

On or about September 17, 2021, we incorporated Dr. Foods Co., Ltd., a Japan Company, as a wholly owned subsidiary of the Company. We intend to utilize Dr. Foods Co., Ltd. to, amongst other things, act as an importer, reseller, developer, and manufacturer of various food products that we may develop in the future.

On October 11, 2021, we, through our wholly owned subsidiary Dr. Foods Co., Ltd., entered into and consummated a “Collaboration Agreement” with Next Meats Co., Ltd., a Japan company that shares common management with the Company, to co-develop new food products and subsequently offer them for sale. Next Meats Co., Ltd. operates in the “alternative meat” industry. It currently offers, and plans to continue to offer, amongst other things, artificial chicken and beef products made from meat substitutes.

The Collaboration Agreement is for a period of two years, and may be renewed thereafter under the same terms for additional one year terms unless terminated in writing, with three months’ notice, by either party. The Collaboration Agreement, amongst other things, details the terms and conditions by which Next Meats Co., Ltd. and Dr. Foods Co., Ltd. may co-develop, cooperate and contribute towards the development of new products and technologies. The specific allotment of tasks per project will be determined in writing by each party at the outset of collaborative efforts. Dr. Foods Co., Ltd. will primarily, although not exclusively, contribute to research and development, and Next Meats Co., Ltd. will primarily, although not exclusively, contribute to distribution of new products/technologies. Costs pursuant to the collaborative efforts of the partners, will be the respective responsibility of the party responsible for fulfilling such tasks.

Dr. Foods Co., Ltd. intends to conduct research and development of new food products pursuant to the Collaboration Agreement via its three new executive officers, all of whom were appointed on October 11th of 2021.

On November 2, 2021, FINRA announced, on their daily list, that the market effective date of our name change, and ticker symbol change, will be November 3, 2021. On November 3, 2021, we will begin, and have since begun, trading under the symbol DRFS. The new CUSIP number associated with our common stock, as of the market effective date of November 3, 2021, is 26140D107.

The Company’s main office is located at 3F K’s Minamiaoyama  6-6-20 Minamiaoyama, Minato-ku, Tokyo 107-0062, Japan.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents on September 30, 2021, and March 31, 2021, were $0 for both periods.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized on September 30, 2021.

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

The Company does not have any potentially dilutive instruments as of September 30, 2021, and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2021. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

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

The Company had no stock-based compensation plans as of September 30, 2021, and March 31, 2021.

The Company’s stock-based compensation for the periods ended September 30, 2021, and March 31, 2021, was $1,000,000 and $0, respectively.

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

Note 4 Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of September 30, 2021, the Company has incurred a net loss of approximately $1,017,617 which resulted in a net operating loss for income tax purposes.  The loss results in a deferred tax asset of approximately $211,929 at the effective statutory rate of 21%. The deferred tax asset has been offset by an equal valuation allowance. Given our inception on February 26, 2021, and our fiscal year end of March 31, 2021, we have completed only one taxable fiscal year.

Note 5 Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of September 30, 2021.

However, on October 11, 2021, we, through our wholly owned subsidiary Dr. Foods Co., Ltd., entered into and consummated a “Collaboration Agreement” with Next Meats Co., Ltd., a Japan company that shares common management with the Company, to co-develop new food products and subsequently offer them for sale. Next Meats Co., Ltd. operates in the “alternative meat” industry. It currently offers, and plans to continue to offer, amongst other things, artificial chicken and beef products made from meat substitutes.

The Collaboration Agreement is for a period of two years, and may be renewed thereafter under the same terms for additional one year terms unless terminated in writing, with three months’ notice, by either party. The Collaboration Agreement, amongst other things, details the terms and conditions by which Next Meats Co., Ltd. and Dr. Foods Co., Ltd. may co-develop, cooperate and contribute towards the development of new products and technologies. The specific allotment of tasks per project will be determined in writing by each party at the outset of collaborative efforts. Dr. Foods Co., Ltd. will primarily, although not exclusively, contribute to research and development, and Next Meats Co., Ltd. will primarily, although not exclusively, contribute to distribution of new products/technologies. Costs pursuant to the collaborative efforts of the partners, will be the respective responsibility of the party responsible for fulfilling such tasks.

Dr. Foods Co., Ltd. intends to conduct research and development of new food products pursuant to the Collaboration Agreement via its three new executive officers, all of whom were appointed to Dr. Foods Co., Ltd. on October 11th of 2021.

Note 6 Shareholder Equity

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.0001. There were 10,000 Series Z Preferred Stock and 0 shares of preferred stock issued and outstanding as of September 30, 2021, and March 31, 2021, respectively. Series Z Preferred Stock has no conversion rights to any other class, and every vote of Series Z Preferred Stock has voting rights equal to 1,000,000 votes of Common Stock.

At the time of the reorganization, April 28, 2021, 10,000 shares of Series Z Preferred Stock were issued to CRS Consulting, LLC, for services rendered to the Company.

On July 20, 2021, the Company entered into a Share Purchase Agreement (the “Agreement”) by and among CRS, White Knight Co., Ltd., a Japan Company (“WKC”), and Next Meats Holdings, Inc., a Nevada Company (“NXMH”), pursuant to which, CRS sold 10,000 shares of the Company’s Series Z Preferred Stock, representing approximately 81.20% voting control of the Company; 5,000 shares of Series Z Preferred Stock were transferred to WKC and 5,000 shares of Series Z Preferred Stock were transferred to NXMH (see Note 1).

Common Stock

The authorized common stock of the Company consists of 2,400,000,000 shares with a par value of $0.0001. There were 2,315,276,582 and 0 shares of common stock issued and outstanding as of September 30, 2021, and March 31, 2021, respectively.

At the time of reorganization, April 28, 2021, former shareholders of Ambient Water Corporation became shareholders of Catapult Solutions, Inc., representing all the common shares outstanding.

Additional Paid-In Capital

The Company’s sole officer and Director, Koichi Ishizuka, paid expenses on behalf of the company and its wholly owned subsidiary totaling $11,067 during the period ended September 30, 2021. These payments are considered contributions to the company with no expectation of repayment and are posted as additional paid-in capital.

The Company’s former sole officer and director, Jeffrey DeNunzio, paid expenses on behalf of the company totaling $7,100 during the period ended September 30, 2021.

The Company’s former sole officer and director, Jeffrey DeNunzio, paid expenses on behalf of the company totaling $2,010 during the period ended March 31, 2021.

The $9,110 in total payments are considered contributions to the company with no expectation of repayment and are posted as additional paid-in capital.

Note 7 Subsequent Events

Management has reviewed financial transactions for the Company subsequent to the fiscal quarter ended September 30, 2021 and has found that there was nothing material to disclose.

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

Company Overview

Corporate History

Dr. Foods, Inc. (we, us, our, the "Company" or the "Registrant"), formerly known as Catapult Solutions, Inc., was incorporated in the State of Nevada on February 26, 2021. On the same date, Jeffrey DeNunzio was appointed the sole officer and Director of the Company.

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

On the Closing Date, July 23, 2021, Mr. Jeffrey DeNunzio resigned as the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director. On the Closing Date, Mr. Koichi Ishizuka was appointed as the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director.

The sole shareholder of White Knight Co., Ltd., a Japanese Company, is Koichi Ishizuka. The majority shareholder of Next Meats Holdings, Inc., a Nevada Company, is Next Meats Co., Ltd. Next Meats Holdings, Inc. is currently an SEC reporting company. WKC and NXMH are currently our majority shareholders.

A Certificate of Amendment to change our name was filed with the Nevada Secretary of State on August 24, 2021 with an effective date of the date of submission. The name of the Corporation was changed to Dr. Foods, Inc..

On or about September 17, 2021, we incorporated Dr. Foods Co., Ltd., a Japan Company, as a wholly owned subsidiary of the Company. We intend to utilize Dr. Foods Co., Ltd. to, amongst other things, act as an importer, reseller, developer, and manufacturer of various food products that we may develop in the future.

We intend to explore opportunities in the food and beverage industry.

On October 5, 2021, we announced plans to entertain an agreement with Next Meats Co., Ltd., a Japan company that shares common management with the Company, to co-develop new food products and subsequently offer them for sale. Next Meats Co., Ltd. operates in the “alternative meat” industry. It currently offers, and plans to continue to offer, amongst other things, artificial chicken and beef products made from meat substitutes.

On October 11, 2021, we, through our wholly owned subsidiary Dr. Foods Co., Ltd., entered into and consummated a “Collaboration Agreement” with Next Meats Co., Ltd., a Japan company that shares common management with the Company, to co-develop new food products and subsequently offer them for sale. Next Meats Co., Ltd. operates in the “alternative meat” industry. It currently offers, and plans to continue to offer, amongst other things, artificial chicken and beef products made from meat substitutes.

The Collaboration Agreement is for a period of two years, and may be renewed thereafter under the same terms for additional one year terms unless terminated in writing, with three months’ notice, by either party. The Collaboration Agreement, amongst other things, details the terms and conditions by which Next Meats Co., Ltd. and Dr. Foods Co., Ltd. may co-develop, cooperate and contribute towards the development of new products and technologies. The specific allotment of tasks per project will be determined in writing by each party at the outset of collaborative efforts. Dr. Foods Co., Ltd. will primarily, although not exclusively, contribute to research and development, and Next Meats Co., Ltd. will primarily, although not exclusively, contribute to distribution of new products/technologies. Costs pursuant to the collaborative efforts of the partners, will be the respective responsibility of the party responsible for fulfilling such tasks.

Dr. Foods Co., Ltd., a Japan Company, intends to conduct research and development of new food products pursuant to the Collaboration Agreement via its three new executive officers, all of whom were appointed on October 11th of 2021.

Upon execution of the “Collaboration Agreement” entered into by our wholly owned subsidiary, Dr. Foods Co., Ltd., with Next Meats Co., Ltd., a Japan Company, and commensurate with a notable increase in the level of our business operations, we have ceased our status as a “shell company”, as defined in Rule 12b-2 under the Exchange Act of 1934, as amended (the “Exchange Act”).

FINRA announced, on their November 2, 2021 daily list, that the market effective date of our name change to Dr. Foods, Inc., and ticker symbol change, will be November 3, 2021. On November 3, 2021, we began, trading under the symbol DRFS. The new CUSIP number associated with our common stock, as of the market effective date of November 3, 2021, is 26140D107.

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

Other Business Updates

As mentioned already in our Form 8-K filed on October 15, 2021, and pursuant to our collaborative agreement with Next Meats Co., Ltd., a Japan Company, we have jointly developed a product that we believe mimics the taste and quality of the French delicacy, ‘Foie Gras’. We believe that our propriety formula, and the process to create our version of Foie Gras, with is through a unique method of fermentation, is patentable and we are currently seeking to patent what we consider our intellectual property within the country of Japan. Following this action, we intend to bring our ‘Foie Gras’ alternative to market with the assistance of Next Meats Co., Ltd., who we believe has the connections and resources necessary to mass produce such products.

There is the possibility that our Foie Gras alternative is not patentable and any investor should weigh any risks involved in making an investment in us given this fact. Additionally, we are uncertain as to the timetable it may take to bring this product to market.

In addition to our Foie Gras alternative, which we have dubbed, ‘Dr. Foie Gras’, we intend to develop additional new alternate meat products jointly with Next Meats Co., Ltd. that we also believe would gain popularity in the marketplace.

We intend to continue to make publicly available information through our SEC filings, which are filed with the Securities and Exchange Commission. As appropriate, we have filed, and will continue to file, Form 8-K’s to disclose any material events or other pertinent information that would require us to file a Form 8-K.

Mergers and Acquisitions

We currently operate through Dr. Foods Co., Ltd., a Japan Company.

Our current management and controlling shareholders, collectively Koichi Ishizuka, White Knight Co., Ltd., and Next Meats Holdings, Inc., believe that we may be able to further our business agenda by exploring various merger and or acquisition opportunities in the food sector.

It should be noted that we rely entirely, at this time, on our controlling shareholders listed above, and Koichi Ishizuka, our sole Director, for funding. None of these parties are obligated to loan or provide us any funding.

Liquidity and Capital Resources

Our cash balance is $0 as of September 30, 2021. We have been utilizing funds from our Chief Executive Officer, Koichi Ishizuka to fund our operations and we intend to rely on Koichi Ishizuka and or Next Meats Holdings, Inc. for funding going forward.

Mr. Ishizuka and Next Meats Holdings, Inc. have no formal commitment, arrangement or legal obligation to advance or loan funds to the company. In order to implement our plan of operations for the next twelve-month period, we may require further funding. Being a start-up stage company, we have very limited operating history. After a twelve-month period we may need additional financing but currently do not have any arrangements for such financing.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash we need, or cease operations entirely.

Revenues

The company has generated no revenue to date. As of September 30, 2021 the company was considered a shell company.

As disclosed in our Form 8-K filed on October 5, 2021, we incorporated Dr. Foods Co., Ltd., a Japan Company, as a wholly owned subsidiary of the Company. We intend to utilize Dr. Foods Co., Ltd. to, amongst other things, act as an importer, reseller, developer, and manufacturer of various food products that we may develop in the future.

At this time we operate exclusively through our wholly owned subsidiary, Dr. Foods Co., Ltd.

Upon execution of the “Collaboration Agreement” entered into by our wholly owned subsidiary, Dr. Foods Co., Ltd., with Next Meats Co., Ltd., a Japan Company, and commensurate with a notable increase in the level of our business operations, we ceased our status as a “shell company”, as defined in Rule 12b-2 under the Exchange Act of 1934, as amended (the “Exchange Act”).

Net Income

We recorded net loss of $14,192 for the three months ended September 30, 2021 and $1,017,617 for the six months ended September 30, 2021.

Cash flow

For the six months ended September 30, 2021, we had negative cash flows from operating activities in the amount of $18,167. For the six months ended September 30, 2021, we had net cash flows from financing activities in the amount of $18,167.

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

As of September 30, 2021, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the fiscal quarter ended September 30, 2021, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 1A	RISK FACTORS

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.11	Certificate of Amendment (2)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended September 30, 2021 (3)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

101.INS	XBRL Instance Document (4)

101.SCH	XBRL Taxonomy Extension Schema (4)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (4)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (4)

101.LAB	XBRL Taxonomy Extension Label Linkbase (4)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (4)

(1)	Filed as an exhibit to the Company's Form 10-12G, as filed with the SEC on May 3, 2021, and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company's Form 8-K, as filed with the SEC on August 25, 2021, and incorporated herein by this reference.
(3)	Filed herewith.
(4)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dr. Foods, Inc.

(Registrant)

By: /s/ Koichi Ishizuka

Name: Koichi Ishizuka

Chief Financial Officer and Chief Executive Officer

Dated: November 19, 2021