Form 10-Q/A
period 2021-09-30
Dr. Foods, Inc.
filed 2021-12-15
CIK 1857910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

As of November 19, 2021, there were 2,315,276,582 shares of Common Stock and 10,000 shares of Series Z Preferred Stock issued and outstanding.

Note: This Amendment is being filed for the sole purpose to revise a clerical error regarding shell status within the ixbrl report of the Form 10-Q originally filed with the Securities and Exchange Commission on November 19, 2021. The Company is not deemed to be a shell company. There have been no other changes made to this report on Form 10-Q or to any exhibits thereto.

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