Form 10-Q
period 2021-12-31
Dr. Foods, Inc.
filed 2022-02-04
CIK 1857910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2021

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

N/A
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

As of February 4, 2022, there were 2,315,276,582 shares of Common Stock and 10,000 shares of Series Z Preferred Stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Dr. Foods, Inc.

Condensed Consolidated Balance Sheet

	December 31, 2021 (Unaudited)	March 31, 2021

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accrued Expenses	$3,200	$3,750

TOTAL LIABILITIES	$3,200	$3,750

Stockholders’ Equity (Deficit)
Preferred stock ($.0001 par value, 20,000,000 shares authorized; 10,000 and 0 issued and outstanding as of December 31, 2021 and March 31, 2021, respectively)	1	-

Common stock ($.0001 par value, 2,400,000,000 shares authorized, 2,315,276,582 and 0 issued and outstanding as of December 31, 2021 and March 31, 2021, respectively)	231,528	-
Additional paid-in capital	805,701	2,010
Accumulated deficit	(1,040,430)	(5,760)
Total Stockholders’ Equity (Deficit)	(3,200)	(3,750)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

Dr. Foods, Inc.

Condensed Consolidated Statement of Operations

(Unaudited)

	Three Months Ended December 31, 2021	Nine Months Ended December 31, 2021
Operating Expenses
General and Administrative Expenses	17,053	1,034,670
Total Operating Expenses	17,053	1,034,670
Net Loss	$(17,053)	$(1,034,670)
Basic and Diluted Net Loss Per Common Share	$(0.00)	$(0.00)
Weighted average number of common shares outstanding- Basic and Diluted	$2,315,276,582	$2,087,958,518

The accompanying notes are an integral part of these unaudited financial statements.

Dr. Foods, Inc.

Statement of Changes in Stockholders’ Equity (Deficit)

For the Period February 26, 2021 (Inception) to December 31, 2021

(Unaudited)

	Common Shares	Par Value Common Shares	Series Z Preferred Shares	Par Value Series Z Preferred Shares	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, February 26, 2021	-	$-	-	$-	$-	$-	$-

Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	2,010	-	2,010
Net loss	-	-	-	-	-	(5,760)	(5,760)
Balances, March 31, 2021	-	$-	-	-	$2,010	$(5,760)	$(3,750)
Common shares issued after reorganization	2,315,276,582	231,528	-	-	(231,528)	-	-
Series Z preferred shares issued after reorganization	-	-	10,000	1	999,999	-	1,000,000
Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	5,250	-	5,250
Net loss	-	-	-	-	-	(1,003,425)	(1,003,425)
Balances, June 30, 2021	2,315,576,582	$231,528	10,000	$1	$775,731	$(1,009,185)	$(1,925)
Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	12,917	-	12,917
Net loss	-	-	-	-	-	(14,192)	(14,192)
Balances, September 30, 2021	2,315,276,582	$231,528	10,000	$1	$788,648	$(1,023,377)	$(3,200)
Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	17,053	-	17,053
Net loss	-	-	-	-	-	(17,053)	(17,053)
Balances, December 31, 2021	2,315,276,582	$231,528	10,000	$1	$805,701	$(1,040,430)	$(3,200)

The accompanying notes are an integral part of these unaudited financial statements.

Dr. Foods, Inc.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

Nine Months Ended December 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,034,670)
Adjustment to reconcile net loss to net cash used in operating activities:
Common stock issued	-
Preferred stock issued	1,000,000
Changes in current assets and liabilities:
Accrued expenses	(550)
Net cash used in operating activities	(35,220)

CASH FLOWS FROM FINANCING ACTIVITIES
Expenses contributed to capital	$35,220
Net cash provided by financing activities	35,220
Net change in cash	$0
Beginning cash balance	0
Ending cash balance	$0

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$-
Income taxes paid	$-

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

The Collaboration Agreement is for a period of two years and may be renewed thereafter under the same terms for additional one year terms unless terminated in writing, with three months’ notice, by either party. The Collaboration Agreement, amongst other things, details the terms and conditions by which Next Meats Co., Ltd. and Dr. Foods Co., Ltd. may co-develop, cooperate and contribute towards the development of new products and technologies. The specific allotment of tasks per project will be determined in writing by each party at the outset of collaborative efforts. Dr. Foods Co., Ltd. will primarily, although not exclusively, contribute to research and development, and Next Meats Co., Ltd. will primarily, although not exclusively, contribute to distribution of new products/technologies. Costs pursuant to the collaborative efforts of the partners, will be the respective responsibility of the party responsible for fulfilling such tasks.

Dr. Foods Co., Ltd. intends to conduct research and development of new food products pursuant to the Collaboration Agreement via its three new executive officers, all of whom were appointed on October 11th of 2021.

On November 3, 2021, we began trading under the symbol DRFS. The new CUSIP number associated with our common stock, as of the market effective date of November 3, 2021, is 26140D107.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents on December 31, 2021, and March 31, 2021, were $0 for both periods.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized on December 31, 2021.

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

The Company does not have any potentially dilutive instruments as of December 31, 2021, and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2021. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

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

The Company had no stock-based compensation plans as of December 31, 2021, and March 31, 2021.

The Company’s stock-based compensation for the periods ended December 31, 2021, and March 31, 2021, was $1,000,000 and $0, respectively.

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

Note 4 Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of December 31, 2021, the Company has incurred a net loss of approximately $1,040,430 which resulted in a net operating loss for income tax purposes.  The loss results in a deferred tax asset of approximately $218,490 at the effective statutory rate of 21%. The deferred tax asset has been offset by an equal valuation allowance. Given our inception on February 26, 2021, and our fiscal year end of March 31, 2021, we have completed only one taxable fiscal year.

Note 5 Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of December 31, 2021.

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

Note 6 Shareholder Equity

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.0001. There were 10,000 Series Z Preferred Stock and 0 shares of preferred stock issued and outstanding as of December 31, 2021, and March 31, 2021, respectively. Series Z Preferred Stock has no conversion rights to any other class, and every vote of Series Z Preferred Stock has voting rights equal to 1,000,000 votes of Common Stock.

At the time of reorganization, April 28, 2021, former shareholders of Ambient Water Corporation became shareholders of Catapult Solutions, Inc., representing all the preferred shares outstanding.

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

Common Stock

The authorized common stock of the Company consists of 2,400,000,000 shares with a par value of $0.0001. There were 2,315,276,582 and 0 shares of common stock issued and outstanding as of December 31, 2021, and March 31, 2021, respectively.

At the time of reorganization, April 28, 2021, former shareholders of Ambient Water Corporation became shareholders of Catapult Solutions, Inc., representing all the common shares outstanding.

Additional Paid-In Capital

The Company’s sole officer and Director, Koichi Ishizuka, paid expenses on behalf of the company and its wholly owned subsidiary totaling $28,120 during the period ended December 31, 2021. These payments are considered contributions to the company with no expectation of repayment and are posted as additional paid-in capital.

The Company’s former sole officer and director, Jeffrey DeNunzio, paid expenses on behalf of the company totaling $7,100 during the period ended December 31, 2021.

The Company’s former sole officer and director, Jeffrey DeNunzio, paid expenses on behalf of the company totaling $2,010 during the period ended March 31, 2021.

The $9,110 in total payments are considered contributions to the company with no expectation of repayment and are posted as additional paid-in capital.

Note 7 Subsequent Events

Management has reviewed financial transactions for the Company subsequent to the fiscal quarter ended December 31, 2021 and has found that there was nothing material to disclose other than the following:

On January 12, 2022, Dr. Foods, Inc., Mama Foods Co., Ltd. (“Mama Foods”), a Japan Company, and White Knight Co., Ltd. (“WKC”) entered into a non-definitive agreement, a “Letter of Intent”, whereas it is proposed that Dr. Foods, Inc., will acquire 100% of the controlling interest of Mama Foods from WKC in exchange for $500,000 coupled with the issuance of 19,500,000 shares of restricted Preferred Stock to WKC. The issuance of shares shall be subject to the rules and limitations set forth by the Securities Act Rule 144. Mama Foods is a food company founded in Japan in 1958, currently offering customers in Japan wholesale and retail products centering on Japanese side dishes, from chilled foods to packed and sterilized food. Mama Foods uses ingredients carefully taken from natural kelp and bonito without adding any chemical seasonings, preservatives, coloring agents, etc. Mama Foods has two existing “in house” production facilities and produces 100% of its current product offerings. From time to time, it also produces products of other third parties, including certain products offered for sale by Next Meats Co., Ltd., such as “Next Kalbi 2.0”, a boneless short rib made from meat substitutes. Currently, Mama Foods employs approximately 43 individuals. In 2021, WKC. acquired 100% of Mama Foods from its prior controller, in exchange for approximately 1 million USD.

The sole shareholder of Mama Foods is WKC which is owned and controlled by Koichi Ishizuka. Koichi Ishizuka is Chief Executive Officer, Chief Financial Officer, and Director of Dr. Foods, Inc., Mama Foods Co., Ltd. and White Knight Co., Ltd.

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

Other Business Updates

As mentioned already in our Form 8-K filed on October 15, 2021, and pursuant to our collaborative agreement with Next Meats Co., Ltd., a Japan Company, we have jointly developed a product that we believe mimics the taste and quality of the French delicacy, ‘Foie Gras’. We believe that our propriety formula, and the process to create our version of Foie Gras, which is through a unique method of fermentation, is patentable and we are currently seeking to patent what we consider our intellectual property within the country of Japan. Following this action, we intend to bring our ‘Foie Gras’ alternative to market with the assistance of Next Meats Co., Ltd., who we believe has the connections and resources necessary to mass produce such products.

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

On January 12, 2022, Dr. Foods, Inc., Mama Foods Co., Ltd. (“Mama Foods”), a Japan Company, and White Knight Co., Ltd. (“WKC”) entered into a non-definitive agreement, a “Letter of Intent”, whereas it is proposed that Dr. Foods, Inc., will acquire 100% of the controlling interest of Mama Foods from WKC in exchange for $500,000 coupled with the issuance of 19,500,000 shares of restricted Preferred Stock to WKC. The issuance of shares shall be subject to the rules and limitations set forth by the Securities Act Rule 144. Mama Foods is a food company founded in Japan in 1958, currently offering customers in Japan wholesale and retail products centering on Japanese side dishes, from chilled foods to packed and sterilized food. Mama Foods uses ingredients carefully taken from natural kelp and bonito without adding any chemical seasonings, preservatives, coloring agents, etc. Mama Foods has two existing “in house” production facilities and produces 100% of its current product offerings. From time to time, it also produces products of other third parties, including certain products offered for sale by Next Meats Co., Ltd., such as “Next Kalbi 2.0”, a boneless short rib made from meat substitutes. Currently, Mama Foods employs approximately 43 individuals. In 2021, WKC. acquired 100% of Mama Foods from its prior controller, in exchange for approximately 1 million USD.

The sole shareholder of Mama Foods is WKC which is owned and controlled by Koichi Ishizuka. Koichi Ishizuka is Chief Executive Officer, Chief Financial Officer, and Director of Dr. Foods, Inc., Mama Foods Co., Ltd. and White Knight Co., Ltd.

Liquidity and Capital Resources

Our cash balance is $0 as of December 31, 2021. We have been utilizing funds from our Chief Executive Officer, Koichi Ishizuka to fund our operations and we intend to rely on Koichi Ishizuka and or Next Meats Holdings, Inc. for funding going forward.

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

Net Income

We recorded net loss of $17,053 for the three months ended December 31, 2021 and $1,034,670 for the nine months ended December 31, 2021.

Cash flow

For the nine months ended December 31, 2021, we had negative cash flows from operating activities in the amount of $35,220.

For the nine months ended December 31, 2021, we had net cash flows from financing activities in the amount of $35,220.

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

As of December 31, 2021, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the fiscal quarter ended December 31, 2021, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 1A	RISK FACTORS

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.11	Certificate of Amendment (2)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended December 31, 2021 (3)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

101.INS	XBRL Instance Document (4)

101.SCH	XBRL Taxonomy Extension Schema (4)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (4)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (4)

101.LAB	XBRL Taxonomy Extension Label Linkbase (4)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (4)

(1)	Filed as an exhibit to the Company's Form 10-12G, as filed with the SEC on May 3, 2021, and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company's Form 8-K, as filed with the SEC on August 25, 2021, and incorporated herein by this reference.
(3)	Filed herewith.
(4)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dr. Foods, Inc.

(Registrant)

By: /s/ Koichi Ishizuka

Name: Koichi Ishizuka

Chief Financial Officer and Chief Executive Officer

Dated: February 4, 2022