Form 10-K
period 2022-03-31
Dr. Foods, Inc.
filed 2022-06-13
CIK 1857910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED March 31, 2022

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 000-5627

Dr. Foods, Inc.

(Exact name of registrant as specified in its charter)

Nevada	00-0000000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3F K’s Minamiaoyama 6-6-20 Minamiaoyama, Minato-ku, Tokyo 107-0062, Japan	107-0062
(Address of Principal Executive Offices)	(Zip Code)

Securities to be registered under Section 12(b) of the Act: None

Securities to be registered under Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.0001	N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[ ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

[  ] Yes  [X] No

As of September 30, 2021, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $90,295,786

As of June 13, 2022, there were 2,622,968,890 shares of the Registrant's common stock, par value $0.0001 per share, and 10,000 shares of the Registrant’s preferred stock, par value $0.0001 per share, issued and outstanding.

Dr. Foods, INC.

PART I

Item 1. Business

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

On January 12, 2022, Dr. Foods, Inc., a Nevada Company, Mama Foods Co., Ltd., a Japan Company, and White Knight Co., Ltd., a Japan Company entered into a non-definitive agreement, a “Letter of Intent”, whereas it is proposed that Dr. Foods, Inc., will acquire 100% of the controlling interest of Mama Foods Co., Ltd. from White Knight Co., Ltd. in exchange for $500,000 coupled with the issuance of 19,500,000 shares of restricted Preferred Stock to White Knight Co., Ltd. The issuance of shares shall be subject to the rules and limitations set forth by the Securities Act Rule 144.

Mama Foods, Co., Ltd. (“Mama Foods”) is a food company founded in Japan in 1958, currently offering customers in Japan wholesale and retail products centering on Japanese side dishes, from chilled foods to packed and sterilized food. Mama Foods uses ingredients carefully taken from natural kelp and bonito without adding any chemical seasonings, preservatives, coloring agents, etc. Mama Foods has two existing “in house” production facilities and produces 100% of its current product offerings. From time to time, it also produces products of other third parties, including certain products offered for sale by Next Meats Co., Ltd., such as “Next Kalbi 2.0”, a boneless short rib made from meat substitutes. Currently, Mama Foods employs approximately 43 individuals. In 2021, White Knight Co., Ltd. acquired 100% of Mama Foods from its prior controller, in exchange for approximately 1 million USD. The current website for Mama Foods, which includes additional information, can be found here: mama-foods.com/en/

On March 31, 2022, Dr Foods, Inc. and Mama Foods mutually agreed to extend the terms of the non-definitive agreement 30 more days in order to provide more time to prepare the books and records of Mama Foods Co., Ltd. There is no guarantee that this will be sufficient time to complete the transaction(s) contemplated in the non-definitive agreement. If agreed upon, all parties may elect to further extend the terms of the Letter of Intent.

Our majority shareholders, collectively, White Knight Co., Ltd. and Next Meats Holdings, Inc., and our Board of Directors, have executed a resolution to ratify, affirm, and approve an amendment to our Certificate of Incorporation, increasing the authorized shares of our Common Stock from 2,400,000,000 to 4,800,000,000. The Amendment was filed with the Nevada Secretary of State on February 22, 2022, effective immediately upon filing.

On or about May 31, 2022, we sold 307,692,308 shares of restricted Common Stock to SJ Capital Co., Ltd., a Japanese Company, at a price of $0.0025 USD per share of Common Stock.

The proceeds from this sale are to be used by the Company for working capital.

The aforementioned sale of shares was conducted pursuant to Regulation S of the Securities Act of 1933, as amended ("Regulation S"). The sale of shares was made only to non-U.S. persons/entities (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

Following the sale of restricted common shares to SJ Capital Co., Ltd., we now have 2,622,968,890 shares of Common Stock issued and outstanding as of the date of this report.

The Company’s main office is located at 3F K’s Minamiaoyama  6-6-20 Minamiaoyama, Minato-ku, Tokyo 107-0062, Japan.

The Company has elected March 31st as its year end.

Overview

On or about September 17, 2021, we incorporated Dr. Foods Co., Ltd., a Japan Company, as a wholly owned subsidiary of the Company. We intend to utilize Dr. Foods Co., Ltd. to, amongst other things, act as an importer, reseller, developer, and manufacturer of various food products that we may develop in the future. We now operate exclusively through Dr. Foods Co., Ltd. and share the same business plan as that of Dr. Foods Co., Ltd.

Our company philosophy is to “save the next generation of ‘food’ through science and technology” through conducting scientific studies of the world’s foods. We believe that plant based foods will not only become increasingly popular over the course of the next century, but that they will also help to solve, or alleviate, many of the problems created by the current meat supply chain. Some, but certainly not all, of the negative environmental effects that have been associated with meat production are pollution through fossil fuel usage, animal methane, effluent waste, and water and land consumption.

At present, our principal focus is on the creation of plant-based food products to replace traditional animal products, while retaining the taste and texture of the original. One of our key objectives is to create microalgae food, which is to say the development of plant-based products using microalgae as a base, in order to support the health of the consumer. Microalgae, or microphytes, are microscopic algae invisible to the naked eye. They are phytoplankton typically found in freshwater and marine systems, living in both the water column and sediment. Microalgae, capable of performing photosynthesis, are important for life on earth; they produce approximately half of the atmospheric oxygen and use simultaneously the greenhouse gas carbon dioxide to grow photoautotrophically.

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

Our strategic collaboration with Next Meats Co., Ltd. should enable us to significantly decrease the time needed for product development, while also providing us a partner who can utilize an existing distribution channel to rapidly bring our future products to market. As part of this collaboration agreement, we intend to utilize the factory at Next Meats, which includes an existing production system already in place, to greatly improve the efficiency of our scientific endeavors.

On January 12, 2022, Dr. Foods, Inc., a Nevada Company, Mama Foods Co., Ltd., a Japan Company, and White Knight Co., Ltd., a Japan Company entered into a non-definitive agreement, a “Letter of Intent”, whereas it is proposed that Dr. Foods, Inc., will acquire 100% of the controlling interest of Mama Foods Co., Ltd. from White Knight Co., Ltd. in exchange for $500,000 coupled with the issuance of 19,500,000 shares of restricted Preferred Stock to White Knight Co., Ltd. The issuance of shares shall be subject to the rules and limitations set forth by the Securities Act Rule 144.

Mama Foods, Co., Ltd. (“Mama Foods”) is a food company founded in Japan in 1958, currently offering customers in Japan wholesale and retail products centering on Japanese side dishes, from chilled foods to packed and sterilized food. Mama Foods uses ingredients carefully taken from natural kelp and bonito without adding any chemical seasonings, preservatives, coloring agents, etc. Mama Foods has two existing “in house” production facilities and produces 100% of its current product offerings. From time to time, it also produces products of other third parties, including certain products offered for sale by Next Meats Co., Ltd., such as “Next Kalbi 2.0”, a boneless short rib made from meat substitutes. Currently, Mama Foods employs approximately 43 individuals. In 2021, White Knight Co., Ltd. acquired 100% of Mama Foods from its prior controller, in exchange for approximately 1 million USD. The current website for Mama Foods, which includes additional information, can be found here: mama-foods.com/en/

On March 31, 2022, Dr Foods, Inc. and Mama Foods mutually agreed to extend the terms of the non-definitive agreement 30 more days in order to provide more time to prepare the books and records of Mama Foods Co., Ltd. There is no guarantee that this will be sufficient time to complete the transaction(s) contemplated in the non-definitive agreement. If agreed upon, all parties may elect to further extend the terms of the Letter of Intent.

Product(s) in Active Development

1. Dr. Foie Gras

Foie gras is a specialty food product made of the liver of a duck or goose. According to French law, foie gras is defined as the liver of a duck or goose fattened by gavage (force feeding). It is a popular and well-known delicacy in French cuisine. Its flavor is described as rich, buttery, and delicate, unlike that of an ordinary duck or goose liver. Foie gras is sold whole or is prepared into mousse, parfait, or pâté, and may also be served as an accompaniment to another food item, such as steak. French law states that "Foie gras belongs to the protected cultural and gastronomical heritage of France."

Gavage-based foie gras production is controversial, due mainly to the animal welfare concerns about force-feeding, intensive housing and husbandry, and enlarging the liver to 10 times its usual volume. A number of countries and jurisdictions have laws against force-feeding, and the production, import or sale of foie gras; even where it is legal, a number of retailers decline to stock it.

Dr. Foie Gras, with development spearheaded by Alexis Guionet, a Chief Executive of Dr. Foods Co., Ltd., is made from a mix of plant products and certain spices and alcohol seasoning. Currently, the creation of Dr. Foie Gras has been completed to our satisfaction, and we are in the midst of acquiring a patent. Specifically, this patent relates to a process of fermenting nuts or beans (or a mixture of nuts and beans) with fungus. This product is not a meat substitute, as it utilizes the technology of molecular binding from vegetable proteins. As such, the animal welfare concerns associated with traditional foie gras are circumvented in their entirety, while the taste and texture of this french delicacy are retained. We believe that this will open up sales and distribution channels that have been closed to traditional foie gras. We believe that the demand for an alternative to traditional foie gras, due to increased regulations, and an ethical focus on animal welfare, has never been higher.

2. Microalgae foods

Microalgae is an ingredient full of potential, being rich in numerous health-beneficial compounds such as omega-3 long-chain polyunsaturated fatty acids. In a search for more sustainable food systems, microalgae are considered one of the most auspicious sustainable sources of food ingredients. Photoautotrophic microalgae have a higher growth efficiency compared to conventional crops, do not need arable land, and substantially contribute to capturing atmospheric CO2. While heterotrophic microalgae use other carbon sources and do not therefore contribute to CO2 capture, they are often characterised by an even higher biomass productivity.

When the annual production of 1 ha of soybean is converted into protein, it is 0.6 tons per year, but algae (spirulina) can be produced at 9 tons per year which is 15 times more. In addition, it can be cultivated wherever there is water and light, and it is possible to utilize land that cannot be used for agricultural, such as deserts and wastelands. It is thought to be the first step in solving the problem of the shortage of agricultural land.

We are in active development of new products that use microalgae as a base in order to support and improve the overall health of the consumer. Presently, we are researching a micoralgae hamburger, as well as genetically modified soybeans. In the future, potentially by the end of 2022, we anticipate that research and development of a host of different microalgae products will begin.

Marketing Strategy

Our marketing initiatives will be conducted, at present, by Next Meats Co., Ltd., with whom we have entered into a Collaboration Agreement. Our company motto, which is comparable to that of Next Meats, is to “Save the Earth with the Power of Science”, and it is this philosophy upon which we intend for all of our marketing to be based. Although we will initially rely entirely upon Next Meats Co., Ltd., specifically upon its existing marketing department and staff, in order to conduct all marketing activities, there is the possibility that as our operations progress that we may independently begin marketing activities on our own behalf. In such an event, our future marketing activities may be altered significantly, although we cannot predict to what extent at the current time.

Expansion Plans

Given the nature of our business is highly dependent upon the progress of our research and development of plant-based foods, it is possible that any and all plans may be either sped up, or experience a delay, depending on the progress of our research efforts. Further, when our products begin distribution, we may find that our plans may be materially altered, expanded, or curtailed as dictated by market forces at the time. As such, our expansion plans should be read as a framework for our future goals, but not a guarantee that we will carry out any or all such operations in the indicated timeline.

At present our expansion plans are as follows:

We anticipate that by the end of 2022, that Dr. Foie Gras will be patented and we will begin the process of bringing Dr. Foie Gras to market. The patent application has been submitted to the Japanese patent office, and we may currently continue to modify the content of the patent, if necessary, prior to rendering payment, at which point our patent will be examined and reviewed. After we obtain the patent, we intend to utilize the factory and production line of our strategic partner, Next Meats Co., Ltd., with whom we have entered into a Collaboration Agreement, to begin large scale production and distribution efforts. At present, we have completed development of two types of Foie Gras, which we intend to announce officially within the coming months. Further, it is our intention to oversee the formation of contracts and agreements with restaurants/specialty trading companies that have a demand for our product(s). This may include, but not strictly be limited to, grilled meat chains or burger chains (Wayback Burgers as an example). We also intend, by the third quarter of 2022, we will begin efforts to develop overseas agreements, with a particular focus on China, India, and Singapore at present.

Over the course of 2022, we intend to continue research on microalgae, specifically how it may be used in food products, and develop products for both domestic and overseas markets. We cannot, at this point in time, speak with any level of specificity as to the nature of the products we may develop from microalgae, as research efforts are ongoing. During this time we also have plans, which cannot be defined with any specificity at present, to seek out potential partnerships, potentially acquisitions, and to expand upon our distribution network while taking steps towards a speculative NASDAQ listing in 2023. Such a listing would only occur if we were to meet the requirements of NASDAQ at that point in time, which remains highly uncertain.

Government Regulations

The below does not extensively detail every law and regulation to which the Company may be subject to, but rather provides an overview of the kind of food safety standards to which our product(s) will be held.

The main law that governs food quality and integrity in Japan is the Food Sanitation Act ("FSA") and the law that comprehensively governs food labelling regulation is the Food Labelling Act.

The FSA regulates food quality and integrity by:

- Establishing standards and specifications for food, additives, apparatus, and food containers and packaging;

- Providing for inspection to see whether the established standards are met;

- Providing for hygiene management in the manufacture and sale of food; and

- Requiring food businesses to be licensed.

Under the FSA, additives and foods containing additives must not be sold, or be produced, imported, processed, used, stored, or displayed for marketing purposes unless the Minister of Health, Labour and Welfare ("MHLW") has declared them as having no risk to human health after seeking the views of the Pharmaceutical Affairs and Food Sanitation Council ("PAFSC"). In addition, it is not permissible to add any processing aids, vitamins, minerals, novel foods or nutritive substances to food unless they have been expressly declared by the MHLW as having no risk to human health.

The MHLW may establish specifications for methods of producing, processing, using, cooking, or preserving food or additives to be served to the public for marketing purposes ("Specifications"), or may establish standards for food ingredients or additives to be served to the public for marketing purposes ("Standards") pursuant to the FSA. Accordingly, where substances are allowed to be added to food, they may only be used within the limits expressly set by the Specifications and Standards.

Employees

Currently, we, “Dr. Foods, Inc.”, have only one employee, our sole officer and Director Koichi Ishizuka, who is not compensated at present for his services. Our wholly subsidiary, Dr. Foods Co., Ltd. has four officers, Koichi Ishizuka, Chief Executive Officer, and three Executive Officers, Dr. Alexis Guionet, Dr. Yu Lu, and Dr. Laroslav Patuk. The biographical information for Mr. Koichi Ishizuka is detailed herein on page 10 and the biographical information for Dr. Alexis Guionet, Dr. Yu Lu, and Dr. Laroslav Patuk is directly below:

Dr. Alexis Guionet (Doctor of Biology)

Alexis Guionet, age 35, graduated from Burgundy University, France, in 2008 with a License in “Science, Technology, Health: option Biology”. He earned his first Master’s Degree in “Health Biology; option Plant Biology” from Burgundy Univeristy in 2009 and his second Master’s Degree in “Nanotechnology and Nanobioscience” in 2010. In 2014 he earned his PhD in in Biophysics at the Institute of Pharmacology and Structural Biology – CNRS / Toulouse III University, France.

From 2010 to 2014, Dr. Guionet was a researcher at Veolia Environment Research and Innovation, in the department “Health and Environment” Maisons Laffite, France, where he worked on the development of a prototype for bacteria destruction by electric fields. From 2015 to 2018, Dr. Guionet was employed as a postdoctoral researcher at the Institute of Pulsed Power Science at Kumamoto University in Japan, where he researched Hydrocarbons extraction from micro-algae by electric field, arc discharge and shock wave, calcium uptake by HeLa cells submitted to electric field and shock waves for essential oil extraction from plants and yeast inactivation. From 2018 to 2020, Dr. Guionet was employed as a postdoctoral researcher at the National Institute of Material Science in Tsukuba, Japan, where he researched electrochemistry of biofilms, the study of pathogens and anaerobic bacteria, using potentisostat and nanoSIMS. From 2020 to present, Dr. Guionet has been employed as a postdoctoral researched at the Faculty of Science and Engineering at Iwate University in Japan, where he researches pulse power applied on agriculture, spore control by dielectric barrier discharge, and fungal fructification by pulsed electric field. In addition, Dr. Guionet has contributed to numerous publications in peer review over the course of his career.

Dr. Yu Lu (Doctor of Life Sciences)

Yu Lu, age 35, graduated from Beijing University of Agriculture, in Beijing, China, in 2008 with a Bachelors Degree in Biotechnology. In 2017, Dr. Lu earned his Master’s Degree and Ph.D in Life Science from Hokkaido University in Sapporo, Japan. From April 2012 to March 2017, he was a Graduate Researcher, at Hokkaido University, where he researched the functional analysis of ABI1 mediated plant C/N balance regulation in Arabidopsis and functional characterization of conventional C/N regulators, ATL31 and 14-3-3 in tomatoes. Also during this time, and at Hokkaido University, he was a Teaching Assistant for the Practice of Cell Structure and Function and the Practice of Biological Science Research.

From September of 2017 to November of 2017, Dr. Lu was a Guest Postdoctoral Fellow at the Max Planck Institute of Molecular Plant Physiology, where he researched Primary metabolites profiling with SnRK1 double knockdown mutant under different C/N condition in Arabidopsis. From April 2017 to March 2018, Dr. Lu was a Postdoctoral Fellow at Hokkaido University where he researched the functional analysis of SnRK1 pathway involved in plant C/N balance regulation. From April 2018 to March 2019, Dr. Yu was a Postdoctoral Researcher at the University of Tsukaba, where he researched a Cross-ministerial Strategic Innovation Promotion Program (SIP) project. From November 2018 to November of 2020, Dr. Lu was a Postdoctoral Researched at the University of Tsukuba.

Dr. Laroslav Patuk (Doctor of Science and Engineering)

Laroslav Patuk, age 27, graduated from the Institute of Mechanization of Agriculture, Primorskaya State Academy of Agriculture, in 2015, where he earned his Bachelors in Agricultural Engineering. In 2017, Dr. Patuk graduated from the Erasmus plus exchange program, Institute of Mechanical Engineering, Faculty of Production Engineering, Warsaw University of Life Sciences. Also in 2017, Dr. Patuk graduated from the Faculty of Mechanization of Agriculture, Stavropol State Agrarian University, where he earned his Master’s Degree in Agricultural Engineering. In 2020, Dr. Patuk earned his Ph.D in Agriculture from the Graduate School of Science and Technology, Niigata University, Japan.

In November of 2016, Dr. Patuk was a Researcher at the Institute of Mechanical Engineering at Warsaw University of Life Sciences. In April of 2019, Dr. Patuk served as a Teaching Assistant at the Laboratory for Bioproduction and Machinery, Faculty of Agriculture, at Niigata University. From October of 2020 to Present, Dr. Payuk has been employed as a Postdoctoral Researcher at the Laboratory for Bioproduction and Machinery, Faculty of Agriculture, Graduate School of Science and Technology, at Niigata University.

Competition

The plant-based food industry is highly competitive, with a major market share held by prominent companies, such as Impossible Foods, an American food technology company that manufactures and develops plant-based artificial meats and dairy products with its headquarters in Redwood City, California. Their corporate value is estimated at $10 billion and the number of stores that stock their products has gone from 150 to 20,000 over the course of one year (as of May 4, 2021). We have direct competition in regards to our future microalgae product offerings as well, specifically Sophie’s BioNutrients, a Singapore Biofood technology company, has created milk derived from microalgae, and New Wave Foods has created shrimp products from microalgae, and hopes to product new lobster, scallops and crab products from microalgae in the future.

Despite these, and other, competitors, we believe that we have competitive strengths which poise Dr. Foods, Inc. to become a prominent market participant in the plant based food industry going forward. Our wholly owned subsidiary Dr. Foods Co., Ltd., through which we operate at this time, is staffed with researchers with high technical capabilities from all over the world, and know-how to molecularly bind and form plant proteins from powder. We have the capability to enter into mass production by utilizing the existing production line of Next Meats Co., Ltd., as a result of the collaboration agreement we have entered into with Next Meats Co., Ltd. Further, we believe that the business experience, and existing business relationships, established by our executive officer, will allow us to enter into the market expeditiously and may lead to future collaborate business arrangements that are highly beneficial to the company and its shareholders. Additionally, our goal to “save the next generation of ‘food’ through science and technology” is one that we believe resonates with an increasingly wellness conscious population that seeks to decrease many of the environmental issues facing the world today caused by, in what we believe is a considerable part, the existing meat market,

Item 1A. Risk Factors.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We neither rent nor own any properties. We utilize the office space and equipment of our management at no cost. Management estimates such amounts to be immaterial.

Item 3. Legal Proceedings.

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is currently quoted on the OTC Pink Tier under the symbol “DRFS” There is currently a limited trading market in the Company’s shares of common stock.

Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter Ended	High Bid	Low Bid
June 30, 2021 [1]	$0.0244	$0.0097
September 30, 2021	$0.071	$0.0135
December 31, 2021	$0.0456	$0.009
March 31, 2022	$0.0197	$0.0027

1 We were a party to a corporate reorganization, legally effective April 28, 2021. Information regarding this reorganization is detailed herein on page 4. Prior to this reorganization, we have no information to report pursuant to the above table. The quarter ending June 30, 2021 only includes data stemming back to April 28, 2021.

Holders

As of the date of this report, the Company has 2,622,968,890 shares of common stock issued and outstanding and 10,000 shares of Series Z preferred stock issued and outstanding, which number of issued and outstanding shares of common stock and preferred stock have been used throughout this report.

As of the date of this report, we have approximately 176 shareholders of record of our common stock. This is inclusive of Cede and Co., which is deemed to be one shareholder of record. For further clarification, Cede & Co. is currently defined by the “NASDAQ”, as “a Nominee name for The Depository Trust Company, a large clearing house that holds shares in its name for banks, brokers and institutions in order to expedite the sale and transfer of stock.”

Dividends and Share Repurchases

We have not paid any dividends to our shareholder. There are no restrictions which would limit our ability to pay dividends on common equity or that are likely to do so in the future.

Issuer Purchases of Equity Securities

None.

Equity Compensation Plan Information

Not applicable.

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

On or about May 31, 2022, we sold 307,692,308 shares of restricted Common Stock to SJ Capital Co., Ltd., a Japanese Company, at a price of $0.0025 USD per share of Common Stock.

The proceeds from this sale are to be used by the Company for working capital.

The aforementioned sale of shares was conducted pursuant to Regulation S of the Securities Act of 1933, as amended ("Regulation S"). The sale of shares was made only to non-U.S. persons/entities (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

Following the sale of restricted common shares to SJ Capital Co., Ltd., we now have 2,622,968,890 shares of Common Stock issued and outstanding as of the date of this report.

Item 6. Selected Financial Data.

Not applicable because the Company is a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Liquidity and Capital Resources

As of March 31, 2022 and 2021, we had cash and cash equivalents in the amount of $0. Currently, our cash balance is not sufficient to fund our operations and our revenues cannot cover our cost and expenses for any substantive period of time. We have been utilizing and may utilize funds from OFF Line Co., Ltd., owned and managed by Koichi Ishizuka, our CEO. Dr. Foods, Inc., and Koichi Ishizuka, however, have no formal commitment, arrangement or legal obligation to advance or loan funds to the company. In order to implement our plan of operations for the next twelve-month period, we require further funding. Being a start-up stage company, we have very limited operating history. After a twelve-month period we may need additional financing but currently do not have any arrangements for such financing.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash we need, or cease operations entirely.

Revenues

For the years ended March 31, 2022 and 2021, we generated no revenue.

Net Loss

We recorded a net loss of $1,047,108 and $5,760 for the years ended March 31, 2022 and 2021, respectively.

Cash flow

For the years ended March 31, 2022 and 2021, cash used in operating activities was $43,858 and $2,010 respectively. Negative cash flow resulted due to the fact that we incurred expense costs and we have not begun to generate any revenue.

For the years ended March 31, 2022 and 2021, cash provided by investing activities was $0.

Working capital

As of March 31, 2022 and 2021, we had a working deficit of $7,000 and working deficit of $3,750, respectively.

Going Concern

The accompanying consolidated financial statements are prepared on a basis of accounting assuming that the Company is a going concern that contemplates realization of assets and satisfaction of liabilities in the normal course of business. The Company is in the early stage of operations and has reoccurring net losses and negative cash flows. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue- producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

Pages

Report of Independent Registered Public Accounting Firm (PCAOB FIRM ID - 5041)	F2

Condensed Consolidated Balance Sheets	F3

Condensed Consolidated Statement of Operations	F4

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)	F5

Condensed Consolidated Statement of Cash Flows	F6

Notes to Condensed Consolidated Financial Statements	F7-F8

- F1 -

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Dr. Foods, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Dr. Foods, Inc. as of March 31, 2022 and 2021, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2021

Lakewood, CO

June 13, 2022

- F2 -

Dr. Foods, Inc.

Condensed Consolidated Balance Sheet

	March 31, 2022	March 31, 2021

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accrued Expenses	$7,000	$3,750

TOTAL LIABILITIES	$7,000	$3,750

Stockholders’ Equity (Deficit)
Preferred stock ($0.0001 par value, 20,000,000 shares authorized; 10,000 and 0 issued and outstanding as of March 31, 2022 and March 31, 2021, respectively)	1	-
Common stock ($0.0001 par value, 4,800,000,000 shares authorized, 2,315,276,582 and 0 issued and outstanding as of March 31, 2022 and March 31, 2021, respectively)	231,528	-
Additional paid-in capital	814,339	2,010
Accumulated deficit	(1,052,868)	(5,760)
Total Stockholders’ Equity (Deficit)	(7,000)	(3,750)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these audited financial statements.

- F3 -

Dr. Foods, Inc.

Condensed Consolidated Statement of Operations

	Year Ended March 31, 2022	For the period February 26, 2021 (Inception) to March 31, 2021
Operating Expenses
General and Administrative Expenses	1,047,108	5,760
Total Operating Expenses	1,047,108	5,760
Net Loss	$(1,047,108)	$(5,760)
Basic and Diluted Net Loss Per Common Share	$(0.00)	$-
Weighted average number of common shares outstanding- Basic and Diluted	$2,144,009,547	$-

The accompanying notes are an integral part of these audited financial statements.

- F4 -

Dr. Foods, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Period February 26, 2021 (Inception) to March 31, 2022

	Common Shares	Par Value Common Shares	Series Z Preferred Shares	Par Value Series Z Preferred Shares	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, February 26, 2021	-	$-	-	$-	$-	$-	$-

Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	2,010	-	2,010
Net loss	-	-	-	-	-	(5,760)	(5,760)
Balances, March 31, 2021	-	$-	-	-	$2,010	$(5,760)	$(3,750)
Common shares issued after reorganization	2,315,276,582	231,528	-	-	(231,528)	-	-
Series Z preferred shares issued after reorganization	-	-	10,000	1	999,999	-	1,000,000
Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	43,858	-	43,858
Net loss	-	-	-	-	-	(1,047,108)	(1,047,108)
Balances, March 31, 2022	2,315,276,582	$231,528	10,000	$1	$814,339	$(1,052,868)	$(7,000)

The accompanying notes are an integral part of these audited financial statements.

- F5 -

Dr. Foods, Inc.

Condensed Consolidated Statement of Cash Flows

	Year Ended March 31, 2022	For the Period February 26, 2021 (Inception) to March 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,047,108)	$(5,760)
Adjustment to reconcile net loss to net cash used in operating activities:
Preferred stock issued	1,000,000	-
Changes in current assets and liabilities:
Accrued expenses	3,250	3,750
Net cash used in operating activities	(43,858)	(2,010)

CASH FLOWS FROM FINANCING ACTIVITIES
Expenses contributed to capital	$43,858	$2,010
Net cash provided by financing activities	43,858	2,010
Net change in cash	$-	$-
Beginning cash balance	-	$-
Ending cash balance	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these audited financial statements.

 - F6 -

Dr. Foods, Inc.

Notes to Condensed Consolidated Financial Statements

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents on March 31, 2022, and March 31, 2021, were $0 for both periods.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized on March 31, 2022.

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

The Company does not have any potentially dilutive instruments as of March 31, 2022, and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2022. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

- F7 -

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

The Company had no stock-based compensation plans as of March 31, 2022, and March 31, 2021.

The Company’s stock-based compensation for the periods ended March 31, 2022, and March 31, 2021, was $1,000,000 and $0, respectively.

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

Note 4 Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of March 31, 2022, the Company has incurred a net loss of approximately $1,052,868 which resulted in a net operating loss for income tax purposes.  The loss results in a deferred tax asset of approximately $221,102 at the effective statutory rate of 21%. The deferred tax asset has been offset by an equal valuation allowance. Given our inception on February 26, 2021, and our fiscal year end of March 31, 2022, we have completed only two taxable fiscal years.

Note 5 Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of March 31, 2022 other than the below:

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

The Collaboration Agreement is for a period of two years and may be renewed thereafter under the same terms for additional one-year terms unless terminated in writing, with three months’ notice, by either party. The Collaboration Agreement, amongst other things, details the terms and conditions by which Next Meats Co., Ltd. and Dr. Foods Co., Ltd. may co-develop, collaborate and contribute towards the development of new products and technologies. The specific allotment of tasks per project will be determined in writing by each party at the outset of collaborative efforts. Dr. Foods Co., Ltd. will primarily, although not exclusively, contribute to research and development, and Next Meats Co., Ltd. will primarily, although not exclusively, contribute to distribution of new products and technologies. Costs pursuant to the collaborative efforts of the partners, will be the respective responsibility of the party responsible for fulfilling such tasks.

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

Note 6 Shareholder Equity

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.0001. There were 10,000 Series Z Preferred Stock and 0 shares of preferred stock issued and outstanding as of March 31, 2022, and March 31, 2021, respectively. Series Z Preferred Stock has no conversion rights to any other class, and every vote of Series Z Preferred Stock has voting rights equal to 1,000,000 votes of Common Stock.

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

Common Stock

The authorized common stock of the Company consists of 4,800,000,000 shares with a par value of $0.0001. There were 2,315,276,582 and 0 shares of common stock issued and outstanding as of March 31, 2022, and March 31, 2021, respectively.

At the time of reorganization, April 28, 2021, former shareholders of Ambient Water Corporation became shareholders of Catapult Solutions, Inc., representing all the common shares outstanding.

Additional Paid-In Capital

The Company’s sole officer and Director, Koichi Ishizuka, paid expenses on behalf of the company and its wholly owned subsidiary totaling $36,758 during the period ended March 31, 2022. These payments are considered contributions to the company with no expectation of repayment and are posted as additional paid-in capital.

The Company’s former sole officer and director, Jeffrey DeNunzio, paid expenses on behalf of the company totaling $7,100 during the period ended March 31, 2022.

The Company’s former sole officer and director, Jeffrey DeNunzio, paid expenses on behalf of the company totaling $2,010 during the period ended March 31, 2021.

The $9,110 in total payments are considered contributions to the company with no expectation of repayment and are posted as additional paid-in capital.

Note 7 Subsequent Events

On or about May 31, 2022, we sold 307,692,308 shares of restricted Common Stock to SJ Capital Co., Ltd., a Japanese Company, at a price of $0.0025 USD per share of Common Stock.

The proceeds from this sale are to be used by the Company for working capital.

The aforementioned sale of shares was conducted pursuant to Regulation S of the Securities Act of 1933, as amended ("Regulation S"). The sale of shares was made only to non-U.S. persons/entities (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

- F8 -

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this annual report, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC.  The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.  As required under Exchange Act Rule 13a-15, the Company’s management, including the Chief Executive Officer who also serves as our Principal Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Office who also serves as our Principal Financial Officer concluded that the disclosure controls and procedures are ineffective.

Our Chief Executive Officer, Koichi Ishizuka, has reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by the report March 31, 2022 and has concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework issued in 2013. Based on the assessment, management concluded that, as of March 31 2022, the Company’s internal control over financial reporting is ineffective based on those criteria.

The Company’s management, including its Chief Executive Officer who also serves as our Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures and its internal control processes will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that the breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

The matters involving internal controls and procedures that our Chief Executive Officer considered to be material weaknesses under the standards of the Committee of Sponsoring Organizations of Treadway Commission were: domination of management by a single individual without adequate compensating controls, lack of a majority of outside directors on board of directors, inadequate segregation of duties consistent with control objectives, lack of well-established procedures to identify, approve and report related party transactions, and lack of an audit committee.

Management believes that the material weaknesses did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and inadequate segregation of duties results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management recognizes that its controls and procedures would be substantially improved if we had an audit committee and two individuals serving as officers and as such is actively seeking to remediate this issue.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We will work as quickly as possible to implement these initiatives; however, the lack of adequate working capital and positive cash flow from operations will likely slow this implementation.

Changes in Internal Control

There have been no changes in internal controls over the financial reporting that occurred during the fiscal quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Mr. Koichi Ishizuka, Age 50- Chief Executive Officer, Chief Financial Officer, President, Director, Secretary, and Treasurer

Background of Mr. Koichi Ishizuka

In 2004 Mr. Koichi Ishizuka graduated with his MBA from the University of Aoyama Gakuin. Several years later in 2011 he graduated from the Advanced Management Program at Harvard School of Business. Following Mr. Ishizuka’s formal education, he took a position as the head of marketing with Thomson Reuters, a mass media and information firm. Thereafter, he served as the CEO of Xinhua Finance Japan in 2006, Fate Corporation in 2008, and LCA Holdings., Ltd in 2009. Currently, Mr. Ishizuka serves as the Chief Executive Officer of OFF Line Co., Ltd., Photozou Co., Ltd., Photozou Holdings, Inc., and Photozou Koukoku Co., Ltd.. He has held the position of CEO with OFF Line Co., Ltd. Since 2013, Photozou Co., Ltd since 2016, Photozou Holdings, Inc since 2017 and Photozou Koukoku Co., Ltd. since 2017. Off Line Co., Ltd. manages and operates a Japanese communication application named, “AirTalk.” This is Off Line Co., Ltd.’s primary business activity. In June 2018, he incorporated OFF Line Japan Co., Ltd., a Japan corporation. On November 22, 2019, he incorporated OFF Line International, Inc., a Delaware corporation. On November 18, 2020, Koichi Ishizuka became the Chief Financial Officer of Next Meats Holdings, Inc, where he remains to this date.

As of the date of this filing, there has not been any material plan, contract or arrangement (whether or not written) to which our sole officer and director are a party in connection with their appointments at Dr. Foods, Inc.

Employees

As of March 31, 2022, we had no employees outside of our sole officer and director.

Director’s Term of Office

Directors will hold office until the next annual meeting of stockholders and the election and qualification of their successors. Officers are elected annually by our board of directors and serve at the discretion of the board of directors. Presently, we have a single director, Koichi Ishizuka.

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission (the “SEC”) and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. The Company has not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and Directors as the Company is not required to do so.

In lieu of an Audit Committee, the Company’s Board of Directors, is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company's financial statements and other services provided by the Company’s independent public accountants. Our sole officer and director review the Company's internal accounting controls, practices and policies.

Committees of the Board

Our Company currently does not have nominating, compensation, or audit committees or committees performing similar functions nor does our Company have a written nominating, compensation or audit committee charter. Our Director believes that it is not necessary to have such committees, at this time, because the Director can adequately perform the functions of such committees.

Audit Committee Financial Expert

Our Board has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 407(D)(5) of Regulation S-K, nor do we have a Board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the FINRA Rules.

We believe that our Director is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The Director of our Company does not believe that it is necessary to have an audit committee because management believes that the Board of Directors can adequately perform the functions of an audit committee. In addition, we believe that retaining an independent Director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development and the fact that we have not generated any positive cash flows from operations to date.

Involvement in Certain Legal Proceedings

Our sole officer and director have not been involved in any of the following events during the past ten years:

1.	bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his/her involvement in any type of business, securities or banking activities; or
4.	being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.
5.	Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;
6.	Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;
7.	Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:(i) Any Federal or State securities or commodities law or regulation; or(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
8.	Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Independence of Directors

We are not required to have independent members of our Board of Directors, and do not anticipate having independent Directors until such time as we are required to do so.

Code of Ethics

We have not adopted a formal Code of Ethics. The Board of Directors evaluated the business of the Company and the number of employees and determined that since the business is operated by a small number of persons, general rules of fiduciary duty and federal and state criminal, business conduct and securities laws are adequate ethical guidelines. In the event our operations, employees and/or Directors expand in the future, we may take actions to adopt a formal Code of Ethics.

Shareholder Proposals

Our Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for Directors. The Board of Directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our President, at the address appearing on the first page of this Registration Statement.

Item 11. Executive Compensation.

Summary Compensation Table

Name and principal position (a)	As of March 31, (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-equity incentive plan compensation ($) (g)	Non-qualified deferred compensation earnings ($) (h)	All other compensation ($) (i)	Total ($) (j)

Jeffrey DeNunzio, Former Sole Officer and Director	2021	-	-	-	-	-	-	-	-
	2022	-	-	-	-	-	-	-	-
Koichi Ishizuka, Sole Officer and Director	2021	-	-	-	-	-	-	-	-
	2022	-	-	-	-	-	-	-	-

Summary of Compensation

Stock Option Grants

We have not granted any stock options to our executive officers since our incorporation.

Employment Agreements

We do not have an employment or consulting agreements with any officer or Director.

Compensation Discussion and Analysis

Director Compensation

Our Board of Directors does not currently receive any consideration for their services as members of the Board of Directors. The Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

Executive Compensation Philosophy

Our Board of Directors determines the compensation given to our executive officers in their sole determination. Our Board of Directors reserves the right to pay our executive or any future executives a salary, and/or issue them shares of common stock issued in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock based compensation to certain executives, which is intended to align the performance of our executives with our long-term business strategies. Additionally, while our Board of Directors has not granted any performance base stock options to date, the Board of Directors reserves the right to grant such options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

Incentive Bonus

The Board of Directors may grant incentive bonuses to our executive officer and/or future executive officers in its sole discretion, if the Board of Directors believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of such executives.

Long-term, Stock Based Compensation

In order to attract, retain and motivate executive talent necessary to support the Company’s long-term business strategy we may award our executive and any future executives with long-term, stock-based compensation in the future, at the sole discretion of our Board of Directors, which we do not currently have any immediate plans to award.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of the date of this report, the Company has 2,622,968,890 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Voting Shares of Preferred Stock	Preferred Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned (1)
Executive Officers and Directors
Koichi Ishizuka [1] 3F K’s Minamiaoyama 6-6-20-Minamiaoyama, Minato-ku Tokyo, Japa	0	0%	10,000	100%	90.34%
5% or Greater Shareholders
White Knight Co., Ltd. [1] 3F K’s Minamiaoyama 6-6-20-Minamiaoyama, Minato-ku Tokyo, Japan	0	0%	10,000	100%	90.34%
SJ Capital Co., Ltd. 3-1-9, Kawara-machi, Chuo-ku, Osaka, Japan	307,692,308	11.73%	0	0%	90.34%

1 Koichi Ishizuka is our sole officer, and director as of the date of this report. He also owns and controls White Knight Co., Ltd., a Japan entity, which is our current controlling shareholder.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Company’s sole officer and Director, Koichi Ishizuka, paid expenses on behalf of the company and its wholly owned subsidiary totaling $36,758 during the period ended March 31, 2022. These payments are considered contributions to the company with no expectation of repayment and are posted as additional paid-in capital.

The Company’s former sole officer and director, Jeffrey DeNunzio, paid expenses on behalf of the company totaling $7,100 during the period ended March 31, 2022.

The Company’s former sole officer and director, Jeffrey DeNunzio, paid expenses on behalf of the company totaling $2,010 during the period ended March 31, 2021.

The $9,110 in total payments are considered contributions to the company with no expectation of repayment and are posted as additional paid-in capital.

For the year ended March 31, 2022 and 2021, the Company rented office space and storage space from the Company’s officer free of charge.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officer(s), Director(s) and significant stockholders. We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional Directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof. On a moving forward basis, our Directors will continue to approve any related party transaction.

Item 14. Principal Accounting Fees and Services.

Below is the approximate, aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years.

		2022	2021
Audit fees	BF Borgers CPA PC	$5,500	$3,250
Audit related fees (including reviews)		3,000	-
Tax fees		-	-
All other fees		-	-

Total		$8,500	$3,250

Audit fees represent the professional services rendered for the audit of our annual financial statements and the review of our financial statements included in quarterly reports, along with services normally provided by the accounting firm in connection with statutory and regulatory filings or engagements. Audit-related fees represent professional services rendered for assurance and related services by the accounting firm that are reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees.

Tax fees represent professional services rendered by the accounting firm for tax compliance, tax advice, and tax planning. All other fees represent fees billed for products and services provided by the accounting firm, other than the services reported for in the other categories.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements

1. Financial statements for our company are listed in the index under Item 8 of this document

2. All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.11	Certificate of Amendment (2)

3.12	Certificate of Amendment (3)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-K for the year ended March 31, 2022 (4)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)

101.INS	XBRL Instance Document (5)

101.SCH	XBRL Taxonomy Extension Schema (5)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (5)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (5)

101.LAB	XBRL Taxonomy Extension Label Linkbase (5)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (5)

(1)	Filed as an exhibit to the Company's Form 10-12G, as filed with the SEC on May 3, 2021, and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company's Form 8-K, as filed with the SEC on August 25, 2021, and incorporated herein by this reference.
(3)	Filed as an exhibit to the Company's Form 8-K, as filed with the SEC on February 23, 2022, and incorporated herein by this reference.
(4)	Filed herewith.
(5)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dr. Foods, Inc.

(Registrant)

By: /s/ Koichi Ishizuka

Koichi Ishizuka, Chief Executive Officer, Chief Financial Officer, Director

Dated: June 13, 2022

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Koichi Ishizuka

Koichi Ishizuka, Chief Executive Officer, Chief Financial Officer, Director

Dated: June 13, 2022