Form 10-K/A
period 2022-03-31
Dr. Foods, Inc.
filed 2022-07-06
CIK 1857910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

Note: This 10-K Amendment No. 1 is being filed to amend clerical errors in the “Security Ownership” table of the previous Form 10-K, originally filed with the Securities and Exchange Commission on June 13, 2022, which stated, amongst other things, that as of June 13, 2022, White Knight Co., Ltd. owned 10,000 shares of Series Z Preferred Stock. This was inaccurate. As of June 13, 2022, White Knight Co., Ltd. owned 5,000 shares of Series Z Preferred Stock and Next Meats Holdings, Inc. owned 5,000 shares of Series Z Preferred Stock. No other changes have been made to this Form 10-K with the exception of revisions to the “Security Ownership” table and notes immediately following the aforementioned table. This report should be read as of the date of the original filing on June 13, 2022.

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

Following the sale of restricted common shares to SJ Capital Co., Ltd., we now have 2,622,968,890 shares of Common Stock issued and outstanding as of June 13, 2022.

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

Holders

As of June 13, 2022. the Company has 2,622,968,890 shares of common stock issued and outstanding and 10,000 shares of Series Z preferred stock issued and outstanding, which number of issued and outstanding shares of common stock and preferred stock have been used throughout this report.

As of June 13, 2022, we have approximately 176 shareholders of record of our common stock. This is inclusive of Cede and Co., which is deemed to be one shareholder of record. For further clarification, Cede & Co. is currently defined by the “NASDAQ”, as “a Nominee name for The Depository Trust Company, a large clearing house that holds shares in its name for banks, brokers and institutions in order to expedite the sale and transfer of stock.”

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

Following the sale of restricted common shares to SJ Capital Co., Ltd., we now have 2,622,968,890 shares of Common Stock issued and outstanding as of June 13, 2022.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of June 13, 2022, the Company has 2,622,968,890 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Voting Shares of Preferred Stock	Preferred Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned (*)
Executive Officers and Directors
Koichi Ishizuka [1] 3F K’s Minamiaoyama 6-6-20-Minamiaoyama, Minato-ku Tokyo, Japa	0	0%	5,000	50%	39.61%
5% or Greater Shareholders
White Knight Co., Ltd. [1] 3F K’s Minamiaoyama 6-6-20-Minamiaoyama, Minato-ku Tokyo, Japan	0	0%	5,000	50%	39.61%
Next Meats Holdings, Inc. [2] 3F 1-16-13 Ebisu Minami Shibuya-ku,Tokyo Japan	0	0%	5,000	50%	39.61%
SJ Capital Co., Ltd. 3-1-9, Kawara-machi, Chuo-ku, Osaka, Japan	307,692,308	11.73%	0	0%	2.43%

1 Koichi Ishizuka is our sole officer and director as of the date of this report. He also owns and controls White Knight Co., Ltd., a Japan entity. Via his ownership and control of White Knight Co., Ltd., Koichi Ishizuka is the beneficial owner of 5,000 shares of Series Z Preferred Stock as of June 13, 2022.

2 Next Meats Holdings, Inc. is an SEC Reporting Company. Koichi Ishizuka currently owns and controls, directly and indirectly, a combined total of approximately 22.66% of the voting power of Next Meats Holdings, Inc. He also serves as an officer and director of Next Meats Holdings, Inc.

* Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

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

(b) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.11	Certificate of Amendment (2)

3.12	Certificate of Amendment (3)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-K for the year ended March 31, 2021 (4)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)

101.INS	XBRL Instance Document (5)

101.SCH	XBRL Taxonomy Extension Schema (5)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (5)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (5)

101.LAB	XBRL Taxonomy Extension Label Linkbase (5)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (5)

(1)	Filed as an exhibit to the Company's Form 10-12G, as filed with the SEC on May 3, 2021, and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company's Form 8-K, as filed with the SEC on August 25, 2021, and incorporated herein by this reference.
(3)	Filed as an exhibit to the Company's Form 8-K, as filed with the SEC on February 23, 2022, and incorporated herein by this reference.
(4)	Filed herewith.
(5)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dr. Foods, Inc.

(Registrant)

By: /s/ Koichi Ishizuka

Koichi Ishizuka, Chief Executive Officer, Chief Financial Officer, Director

Dated: July 6, 2022

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Koichi Ishizuka

Koichi Ishizuka, Chief Executive Officer, Chief Financial Officer, Director

Dated: July 6, 2022