Form 10-Q
period 2022-06-30
Dr. Foods, Inc.
filed 2022-08-22
CIK 1857910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2022

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

As of August 22, 2022, there were 2,622,968,890 shares of Common Stock and 10,000 shares of Series Z Preferred Stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Dr. Foods, Inc.

Consolidated Balance Sheets

(Unaudited)

	June 30, 2022	March 31, 2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$200,802	$-
Loan to related party	512,145	-
TOTAL CURRENT ASSETS	712,947	-
TOTAL ASSETS	$712,947	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable, other	$4,024	$-
Accrued Expenses	-	7,000

TOTAL LIABILITIES	$4,024	$7,000

Stockholders’ Equity (Deficit)
Preferred stock ($0.0001 par value, 20,000,000 shares authorized; 10,000 issued and outstanding as of June 30, 2022 and March 31, 2022)	1	1
Common stock ($0.0001 par value, 4,800,000,000 shares authorized, 2,622,968,890 and 2,315,276,582 issued and outstanding as of June 30, 2022 and March 31, 2022, respectively)	262,297	231,528
Foreign currency translation adjustment	(35,282)	-
Additional paid-in capital	1,587,306	814,339
Accumulated deficit	(1,105,399)	(1,052,868)
Total Stockholders’ Equity (Deficit)	708,923	(7,000)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$712,947	$-

The accompanying notes are an integral part of these unaudited financial statements.

Dr. Foods, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months June 30, 2022	Three Months June 30, 2021
Operating Expenses
General and Administrative Expenses	52,531	1,003,425
Total Operating Expenses	52,531	1,003,425
Net Loss	$(52,531)	$(1,003,425)
Basic and Diluted Net Loss Per Common Share	$(0.00)	$(0.00)
Weighted average number of common shares outstanding- Basic and Diluted	$2,420,094,841	$1,628,326,387

The accompanying notes are an integral part of these unaudited financial statements.

Dr. Foods, Inc.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Period Ending June 30, 2022

(Unaudited)

	Common Shares	Par Value Common Shares	Series Z Preferred Shares	Par Value Series Z Preferred Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total

Balances, March 31, 2022	2,315,276,582	$231,528	10,000	$1	$814,339	$-	$(1,052,868)	$(7,000)
Common shares sold	307,692,308	30,769	-	-	738,462	-	-	769,231
Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	34,505	-	-	34,505
Net loss	-	-	-	-	-	-	(52,531)	(52,531)
Foreign currency translation	-	-	-	-	-	(35,282)	-	(35,282)
Balances, June 30, 2022	2,622,968,890	$262,297	10,000	1	$1,587,306	$(35,282)	$(1,105,399)	$708,923

Dr. Foods, Inc.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Period Ending June 30, 2021

(Unaudited)

	Common Shares	Par Value Common Shares	Series Z Preferred Shares	Par Value Series Z Preferred Shares	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, March 31, 2021	-	$-	-	$-	$2,010	$(5,760)	$(3,750)
Common shares issued after reorganization	2,315,276,582	231,528	-	-	(231,528)	-	-
Series Z preferred shares issued after reorganization	-	-	10,000	1	999,999	-	1,000,000
Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	5,250	-	5,250
Net loss	-	-	-	-	-	(1,003,425)	(1,003,425)
Balances, June 30, 2021	2,315,276,582	$231,528	10,000	1	$775,731	$(1,009,185)	$(1,925)

The accompanying notes are an integral part of these unaudited financial statements.

Dr. Foods, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(52,531)	$(1,003,425)
Adjustment to reconcile net loss to net cash used in operating activities:
Preferred stock issued	-	1,000,000
Changes in current assets and liabilities:
Accounts payable, other	4,024	-
Accrued expenses	(7,000)	(1,825)
Net cash used in operating activities	(55,507)	(5,250)

CASH FLOWS FROM INVESTING ACTIVITIES
Loan to related party	$(512,145)	$-
Net cash used in investing activities	(512,145)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received for common shares	769,231	-
Expenses contributed to capital	34,505	5,250
Net cash provided by financing activities	803,736	5,250

Net effect of exchange rate changes on cash	$(35,382)	$-

Net change in cash	$200,802	$-
Beginning cash balance	$-	$-
Ending cash balance	$200,802	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

Dr. Foods, Inc.

Notes to the Unaudited Consolidated Financial Statements

Note 1 - Organization and Description of Business

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

On or about July 1, 2022, NXMH, sold 5,000 shares of Series Z Preferred Stock of DRFS, to WKC, at a price of approximately $147,624 USD (20,000,000 Japanese Yen) (“The Share Purchase Agreement”). WKC is owned and controlled by our Chief Executive Officer, Koichi Ishizuka. WKC. is deemed to be an accredited investor. The purchase of shares was made for investment purposes. The consummation of the transaction contemplated by the Share Purchase Agreement resulted in NXMH no longer having an equity position in DRFS and with WKC becoming the largest controlling shareholder of DRFS.

The Company’s main office is located at 3F K’s Minamiaoyama  6-6-20 Minamiaoyama, Minato-ku, Tokyo 107-0062, Japan.

The Company has elected March 31st as its year end.

Note 2 - Summary of Significant Accounting Policies

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents on June 30, 2022, and March 31, 2022, were $200,802 and $0, respectively.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized on June 30, 2022.

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

The Company does not have any potentially dilutive instruments as of June 30, 2022, and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2022. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

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

The Company had no stock-based compensation plans as of June 30, 2022, and March 31, 2022.

The Company’s stock-based compensation for the periods ended June 30, 2022, and June 30, 2021, was $0 and $1,000,000, respectively.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 is amended by ASU 2018-01, ASU2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01, which FASB issued in January 2018, July 2018, July 2018, December 2018 and March 2019, respectively (collectively, the amended ASU 2016-02). The amended ASU 2016-02 requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from current GAAP. The amended ASU 2016-02 retains a distinction between finance leases (i.e., capital leases under current GAAP) and operating leases. The classification criteria for distinguishing between finance leases and operating leases will be substantially similar to the classification criteria for distinguishing between capital leases and operating leases under current GAAP. The amended ASU 2016-02 also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. A modified retrospective transition approach is permitted to be used when an entity adopts the amended ASU 2016-02, which includes a number of optional practical expedients that entities may elect to apply.

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

Note 3 - Going Concern

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

Note 4 - Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of June 30, 2022, the Company has incurred a net loss of approximately $1,105,399 which resulted in a net operating loss for income tax purposes.  The loss results in a deferred tax asset of approximately $232,134 at the effective statutory rate of 21%. The deferred tax asset has been offset by an equal valuation allowance. Given our inception on February 26, 2021, and our fiscal year end of March 31, 2022, we have completed only two taxable fiscal years.

Note 5 - Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of June 30, 2022 other than the below:

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

Note 6 - Shareholder Equity

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.0001. There were 10,000 Series Z Preferred Stock and 0 shares of preferred stock issued and outstanding as of June 30, 2022, and March 31, 2022, respectively. Series Z Preferred Stock has no conversion rights to any other class, and every vote of Series Z Preferred Stock has voting rights equal to 1,000,000 votes of Common Stock.

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

Common Stock

The authorized common stock of the Company consists of 4,800,000,000 shares with a par value of $0.0001. There were 2,622,968,890 and 2,315,276,582  shares of common stock issued and outstanding as of June 30, 2022, and March 31, 2022, respectively.

At the time of reorganization, April 28, 2021, former shareholders of Ambient Water Corporation became shareholders of Catapult Solutions, Inc., representing all the common shares outstanding.

On or about May 31, 2022, we sold 307,692,308 shares of restricted Common Stock to SJ Capital Co., Ltd., a Japanese Company, for proceeds totaling approximately $769,231.

Additional Paid-In Capital

The Company’s sole officer and Director, Koichi Ishizuka, paid expenses on behalf of the company and its wholly owned subsidiary totaling $34,505 during the period ended June 30, 2022. These payments are considered contributions to the company with no expectation of repayment and are posted as additional paid-in capital.

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

On or about May 31, 2022, we sold 307,692,308 shares of restricted Common Stock to SJ Capital Co., Ltd. (“SJ Capital”), a Japanese Company, for proceeds totaling approximately $769,231.   This transaction resulted in SJ Capital holding approximately 11% of the Company’s Common Stock, thus making SJ Capital a related party to the Company.

Note 7 - Related Party Transactions

Common Stock

On or about May 31, 2022, we sold 307,692,308 shares of restricted Common Stock to related party SJ Capital, a Japanese Company, for proceeds totaling approximately $769,231 (See Note 6).

Loan

During the period ended June 30, 2022, our wholly-owned subsidiary, Dr. Foods Co. Ltd, loaned approximately $512,145 to related party White Knight. White Knight is owned and controlled by our Chief Executive Officer, Koichi Ishizuka. The loan is related to the acquisition of Mama Foods Co., Ltd. (“Mama Foods”), currently a wholly-owned subsidiary of White Knight. The Company expects to acquire Mama Foods from White Knight during the next fiscal quarter and these funds will be used to facilitate that acquisition. This loan is non-secured, is accruing 2% interest and is payable on the loan maturity date of June 30, 2023.

Note 8 - Subsequent Events

On or about July 1, 2022, Next Meats Holdings, Inc., a Nevada Company (“NXMH”), sold 5,000 shares of our Series Z Preferred Stock to White Knight at a price of approximately $147,624 USD (20,000,000 Japanese Yen) (“The Share Purchase Agreement”). White Knight Co., Ltd. is deemed to be an accredited investor. The purchase of shares was made for investment purposes. The consummation of the transaction contemplated by the Share Purchase Agreement resulted in a change in control of the Company, with WK becoming the Company’s largest controlling shareholder. Previous to the consummation of the Share Purchase Agreement, the majority shareholders were comprised jointly of WK, and NXMH.

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

The sole shareholder of White Knight Co., Ltd., a Japanese Company, is Koichi Ishizuka. The majority shareholder of Next Meats Holdings, Inc., a Nevada Company, was, at the time, Next Meats Co., Ltd. Next Meats Holdings, Inc. is currently an SEC reporting company.

A Certificate of Amendment to change our name was filed with the Nevada Secretary of State on August 24, 2021, effective immediately. The name of the Corporation was changed to Dr. Foods, Inc..

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

On January 12, 2022, Dr. Foods, Inc., a Nevada Company, Mama Foods Co., Ltd., a Japan Company, and White Knight Co., Ltd., a Japan Company entered into a non-definitive agreement, a “Letter of Intent”, whereas it is proposed that Dr. Foods, Inc., will acquire 100% of the controlling interest of Mama Foods Co., Ltd. from White Knight Co., Ltd. in exchange for $500,000 coupled with the issuance of 19,500,000 shares of restricted Preferred Stock to White Knight Co., Ltd. The issuance of shares shall be subject to the rules and limitations set forth by the Securities Act Rule 144. The original letter of intent and terms had expired but were extended through June 30, 2022, and again indefinitely until further notice by all parties until the acquisition and original terms of the letter of intent are able to be fulfilled by each applicable party. Unless otherwise noted by future filings, the Company has every intention to follow through with the acquisition of Mama Foods Co., Ltd.

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

On or about July 1, 2022, Next Meats Holdings, Inc., a Nevada Company (“NXMH”), sold 5,000 shares of our Series Z Preferred Stock to White Knight Co., Ltd., a Japan Company (“WK”), at a price of approximately $147,624 USD (20,000,000 Japanese Yen) (“The Share Purchase Agreement”). White Knight Co., Ltd. is owned and controlled by our Chief Executive Officer, Koichi Ishizuka. White Knight Co., Ltd. is deemed to be an accredited investor. The purchase of shares was made for investment purposes. The consummation of the transaction contemplated by the Share Purchase Agreement resulted in a change in control of the Company, with WK becoming the Company’s largest controlling shareholder. Previous to the consummation of the Share Purchase Agreement, the majority shareholders were comprised jointly of WK, and NXMH.

On July 11, 2022, Dr. Foods Inc. (the “Company”) dismissed its independent registered public accounting firm, BF Borgers CPA PC (“BFG”) effective immediately. This decision was approved by the Company’s Board of Directors, comprised solely of Koichi Ishizuka.The report of BFG on the Company’s financial statements for fiscal years ended March 31, 2022 and 2021 included in the Company’s annual report on Form 10-K for the year ended March 31, 2022, did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principle.

On July 11, 2022, the Company engaged M&K CPAS, PLLC (“M&K”) as its new independent registered public accountant for the fiscal year ending March 31, 2023. This decision was approved by the Company’s Board of Directors, comprised solely of Koichi Ishizuka.

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

Liquidity and Capital Resources

Our cash balance is $200,802 as of June 30, 2022. We have been utilizing funds from our Chief Executive Officer, Koichi Ishizuka to fund our operations and we intend to rely on Koichi Ishizuka for funding going forward.

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

Net Income

We recorded net loss of $52,531 for the three months ended June 30, 2022 and $1,003,425 for the three months ended June 30, 2021.

Cash flow

For the three months ended June 30, 2022, we had negative cash flows from operating activities in the amount of $55,507.

For the three months ended June 30, 2022, we had net cash flows from financing activities in the amount of $803,736.

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

As of June 30, 2022, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the fiscal quarter ended June 30, 2022, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 1A	RISK FACTORS

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.11	Certificate of Amendment (2)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended June 30, 2022 (3)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

101.INS	XBRL Instance Document (4)

101.SCH	XBRL Taxonomy Extension Schema (4)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (4)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (4)

101.LAB	XBRL Taxonomy Extension Label Linkbase (4)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (4)

(1)	Filed as an exhibit to the Company's Form 10-12G, as filed with the SEC on May 3, 2021, and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company's Form 8-K, as filed with the SEC on August 25, 2021, and incorporated herein by this reference.
(3)	Filed herewith.
(4)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dr. Foods, Inc.

(Registrant)

By: /s/ Koichi Ishizuka

Name: Koichi Ishizuka

Chief Financial Officer and Chief Executive Officer

Dated: August 22, 2022