Form 10-Q
period 2022-09-30
Dr. Foods, Inc.
filed 2022-11-16
CIK 1857910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2022

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

As of November 16, 2022, there were 13,114,888 shares of Common Stock and 10,000 shares of Series Z Preferred Stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Dr. Foods, Inc.

Consolidated Balance Sheets

	September 30, 2022 (Unaudited)	March 31, 2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$44,376	$-
Loan to related party	552,448	-
Interest Receivable	3,091	-
TOTAL CURRENT ASSETS	599,915	-
TOTAL ASSETS	$599,915	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable, other	$4,578	$-
Accrued Expenses	-	7,000
Other current liabilities	443	-

TOTAL LIABILITIES	$5,021	$7,000

Stockholders’ Equity (Deficit)
Preferred stock ($0.0001 par value, 20,000,000 shares authorized; 10,000 issued and outstanding as of September 30, 2022 and March 31, 2022)	1	1
Common stock ($0.0001 par value, 4,800,000,000 shares authorized, 13,114,888 and 11,576,427 issued and outstanding as of September 30, 2022 and March 31, 2022, respectively)	1,312	1,158
Foreign currency translation adjustment	(68,305)	-
Additional paid-in capital	1,868,004	1,044,709
Accumulated deficit	(1,206,118)	(1,052,868)
Total Stockholders’ Equity (Deficit)	594,894	(7,000)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$599,915	$-

The accompanying notes are an integral part of these unaudited financial statements.

Dr. Foods, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Six Months Ended September 30, 2022	Six Months Ended September 30, 2021

Operating Expenses

General and administrative expenses	$103,333	$14,192	$155,863	$1,017,617
Total operating expenses	103,333	14,192	155,863	1,017,617

Income (loss) from operations	(103,333)	(14,192)	(155,863)	(1,017,617)

Other income (expense)
Interest income	$3,091	$-	$3,091	$-
Total other income (expense)	3,091	-	3,091	-

Net income (loss) before tax	(100,241)	(14,192)	(152,772)	(1,017,617)
Income tax expense	(478)	-	(478)	-

NET INCOME (LOSS)	$(100,720)	$(14,192)	$(153,250)	$(1,017,617)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	$(33,023)	$-	$(68,305)	$-

TOTAL COMPREHENSIVE INCOME (LOSS)	$(133,743)	$(14,192)	$(221,555)	$(1,017,617)

Income per common share
Basic	$(0.01)	$(0.01)	$(0.02)	$(0.10)
Diluted	$-	$-	$-	$-

Weighted average common shares outstanding
Basic	$13,114,888	$1,576,339	$12,598,892	$9,868,348
Diluted	$-	$-	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

Dr. Foods, Inc.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Period Ending September 30, 2022

(Unaudited)

	Common Shares	Par Value Common Shares	Series Z Preferred Shares	Par Value Series Z Preferred Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total

Balances, March 31, 2022	11,576,427	$1,158	10,000	$1	$1,044,709	$-	$(1,052,868)	$(7,000)
Common shares sold	1,538,462	154	-	-	769,077	-	-	769,231
Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	34,505	-	-	34,505
Net loss	-	-	-	-	-	-	(52,531)	(52,531)
Foreign currency translation	-	-	-	-	-	(35,282)	-	(35,282)
Balances, June 30, 2022	13,114,888	$1,312	10,000	$1	$1,848,291	$(35,282)	$(1,105,399)	$708,923
Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	19,713	-	-	19,713
Net loss	-	-	-	-	-	-	(100,719)	(100,719)
Foreign currency translation	-	-	-	-	-	(33,023)	-	(33,023)
Balances, September 30, 2022	13,114,888	$1,312	10,000	1	$1,868,004	$(68,305)	$(1,206,118)	$594,894

Dr. Foods, Inc.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Period Ending September 30, 2021

(Unaudited)

	Common Shares	Par Value Common Shares	Series Z Preferred Shares	Par Value Series Z Preferred Shares	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, March 31, 2021	-	$-	-	$-	$2,010	$(5,760)	$(3,750)
Common shares issued after reorganization	11,576,427	1,158	-	-	(1,158)	-	-
Series Z preferred shares issued after reorganization	-	-	10,000	1	999,999	-	1,000,000
Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	5,250	-	5,250
Net loss	-	-	-	-	-	(1,003,425)	(1,003,425)
Balances, June 30, 2021	11,576,427	$1,158	10,000	$1	$1,006,101	$(1,009,185)	$(1,925)
Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	12,917	-	12,917
Net loss	-	-	-	-	-	(14,192)	(14,192)
Balances, September 30, 2021	11,576,427	$1,158	10,000	1	$1,019,018	$(1,023,377)	$(3,200)

The accompanying notes are an integral part of these unaudited financial statements.

Dr. Foods, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended September 30, 2022	Six Months Ended September 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(153,250)	$(1,017,617)
Adjustment to reconcile net loss to net cash used in operating activities:
Preferred stock issued	-	1,000,000
Changes in current assets and liabilities:
Accounts payable, other	4,578	-
Interest receivable	(3,091)	-
Accrued expenses	(7,000)	(550)
Other current liabilities	443	-
Net cash used in operating activities	(158,320)	(18,167)

CASH FLOWS FROM INVESTING ACTIVITIES
Loan to related party	(552,448)	-
Net cash used in investing activities	(552,448)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received for common shares	769,231	-
Expenses contributed to capital	54,218	18,167
Net cash provided by financing activities	823,449	18,167

Net effect of exchange rate changes on cash	(68,305)	-

Net change in cash	44,376	-
Beginning cash balance	-	-
Ending cash balance	$44,376	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest paid	$-	$-
Income taxes paid	$-	$-

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

On July 20, 2021, the Company entered into a Share Purchase Agreement (the “Agreement”) by and among CRS Consulting, LLC, a Wyoming Limited Liability Company (“CRS”), White Knight Co., Ltd., a Japan Company (“WKC”), and Next Meats Holdings, Inc., a Nevada Company (“NXMH”), pursuant to which, on July 23, 2021, (“Closing Date”), CRS sold 10,000 shares of the Company’s Series Z Preferred Stock, representing approximately 81.20% voting control of the Company; 5,000 shares of Series Z Preferred Stock were transferred to WKC and 5,000 shares of Series Z Preferred Stock were transferred to NXMH. The consummation of the transactions contemplated by the Agreement resulted in a change in control of the Company, with WKC and NXMH, becoming the Company’s largest controlling stockholders at the time.

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

*The proposed consideration to be exchanged per the above transaction is not definitive and the terms are subject to change.

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

On September 13, 2022, the Company filed a certificate of change (the “certificate”) with the Nevada Secretary of State to effect a reverse stock split (the “stock split”), whereas every 200 shares of the Company’s issued and outstanding common stock would be automatically converted into one issued and outstanding share of common stock, without any change in the par value per share. The effective date of the certificate was September 21, 2022. Fractional shares as a result of the stock split were rounded up to the nearest whole number. The stock split affected all shares of the Company’s common stock outstanding immediately prior to the effective time of the stock split. The authorized shares prior and following the stock split remain the same at 4,800,000,000 shares of common stock, par value $0.0001 per share. Immediately prior to the stock split, we had 2,622,968,890 shares of common stock issued and outstanding. Immediately following the September 21, 2022 effective date of the stock split, we have 13,114,888 shares of common stock issued and outstanding. These financial reports reflect the 200 to 1 reverse stock split for all periods for comparative purposes. The effective date listed on the Certificate of September 21, 2022 differs from the Market Effective Date of the Reverse Stock Split, which was on September 28, 2022. The FINRA Daily List Announcement Date was on September 27, 2022.

The FINRA corporate action to affect the Reverse Stock Split is now completed. Our new CUSIP number for our shares of Common Stock is 26140D206.

On or about October 17, 2022, we incorporated DR FOODS (S) PTE. LTD., a Singapore Private Company limited by shares. DR FOODS (S) PTE. LTD., which may be referred to herein as, “DRFS Singapore” is now a wholly owned subsidiary of the Company. The Directors of DRFS Singapore are Mr. Koichi Ishizuka and Ms. Chan Su Lee. The Officers of DRFS Singapore are comprised of Mr. Akira Yasuda, serving as Chief Operating Officer and Ms. Tee Siew Yun, serving as Secretary.

The intended business purpose of DRFS Singapore is primarily, but not limited to, further researching, developing, and, in the future, selling food products in Singapore, some of which may be plant based or cultured meats.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents on September 30, 2022, and March 31, 2022, were $44,376 and $0, respectively.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized on September 30, 2022.

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

The Company does not have any potentially dilutive instruments as of September 30, 2022, and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2022. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

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

The Company had no stock-based compensation plans as of September 30, 2022, and March 31, 2021.

The Company’s stock-based compensation for the periods ended September 30, 2022, and September 30, 2021, was $0 and $1,000,000, respectively.

Recently Issued Accounting Pronouncements

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

Note 4 - Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of September 30, 2022, the Company has incurred a net loss of approximately $1,206,118 which resulted in a net operating loss for income tax purposes.  The loss results in a deferred tax asset of approximately $253,285 at the effective statutory rate of 21%. The deferred tax asset has been offset by an equal valuation allowance. Given our inception on February 26, 2021, and our fiscal year end of March 31, 2022, we have completed only two taxable fiscal years.

Note 5 - Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of September 30, 2022 other than the below:

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

Note 6 - Shareholder Equity

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.0001. There were 10,000 Series Z Preferred Stock and 0 shares of preferred stock issued and outstanding as of September 30, 2022, and March 31, 2022, respectively. Series Z Preferred Stock has no conversion rights to any other class, and every vote of Series Z Preferred Stock has voting rights equal to 1,000,000 votes of Common Stock.

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

On or about July 1, 2022, Next Meats Holdings, Inc. (“NXMH”), sold 5,000 shares of our Series Z Preferred Stock to White Knight at a price of approximately $147,624 USD (20,000,000 Japanese Yen). WKC is deemed to be an accredited investor. The purchase of shares was made for investment purposes. The consummation of the transaction contemplated by the share purchase agreement resulted in a change in control of the Company, with WKC becoming the Company’s largest controlling shareholder. Previous to the consummation of the Share Purchase Agreement, the majority shareholders were comprised jointly of WKC, and NXMH (see Note 1).

Common Stock

The authorized common stock of the Company consists of 4,800,000,000 shares with a par value of $0.0001. There were 13,114,888 and 11,576,427  shares of common stock issued and outstanding as of September 30, 2022, and March 31, 2022, respectively.

At the time of reorganization, April 28, 2021, former shareholders of Ambient Water Corporation became shareholders of Catapult Solutions, Inc., representing all the common shares outstanding.

On or about May 31, 2022, we sold 1,538,462 shares of restricted Common Stock to SJ Capital Co., Ltd., a Japanese Company, for proceeds totaling approximately $769,231.

On September 21, 2022, the Company completed a reverse stock split whereas every 200 shares of the Company’s issued and outstanding common stock was automatically converted into one issued and outstanding share of common stock, without any change in the par value per share. Immediately prior to the Stock Split, we had 2,622,968,890 shares of Common Stock issued and outstanding. Immediately following September 21, 2022, we have 13,114,888 shares of Common Stock issued and outstanding (see Note 1). These financial reports reflect the 200 to 1 reverse stock split for all periods for comparative purposes.

Additional Paid-In Capital

The Company’s sole officer and Director, Koichi Ishizuka, paid expenses on behalf of the company and its wholly owned subsidiary totaling $19,713 during the period ended September 30, 2022. These payments are considered contributions to the company with no expectation of repayment and are posted as additional paid-in capital.

The Company’s sole officer and Director, Koichi Ishizuka, paid expenses on behalf of the company and its wholly owned subsidiary totaling $34,505 during the period ended June 30, 2022. These payments are considered contributions to the company with no expectation of repayment and are posted as additional paid-in capital.

The Company’s former sole officer and director, Jeffrey DeNunzio, paid expenses on behalf of the company totaling $12,917 during the period ended September 30, 2021.

The Company’s former sole officer and director, Jeffrey DeNunzio, paid expenses on behalf of the company totaling $5,250 during the period ended March 31, 2021.

The $18,167 in total payments are considered contributions to the company with no expectation of repayment and are posted as additional paid-in capital.

Note 7 - Related Party Transactions

Loan

During the period ended September 30, 2022, our wholly-owned subsidiary, Dr. Foods Co. Ltd, loaned approximately $555,539, which includes $3,091 of accrued interest, to related party White Knight. White Knight is owned and controlled by our Chief Executive Officer, Koichi Ishizuka. The loan is related to the acquisition of Mama Foods Co., Ltd. (“Mama Foods”), currently a wholly-owned subsidiary of White Knight. The Company expects to acquire Mama Foods from White Knight during the next fiscal quarter and these funds will be used to facilitate that acquisition. This loan is non-secured and payable upon demand.

Note 8 - Subsequent Events

None.

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

On July 20, 2021, Catapult Solutions, Inc., a Nevada Corporation, entered into a Share Purchase Agreement (the “Agreement”) by and among CRS Consulting, LLC, a Wyoming Limited Liability Company (“CRS”), White Knight Co., Ltd., a Japan Company (“WKC”), and Next Meats Holdings, Inc., a Nevada Company (“NXMH”), pursuant to which, on July 23, 2021, (“Closing Date”), CRS sold 10,000 shares of the Company’s Series Z Preferred Stock, representing approximately 81.20% voting control of the Company; 5,000 shares of Series Z Preferred Stock were transferred to WKC and 5,000 shares of Series Z Preferred Stock were transferred to NXMH. The consummation of the transactions contemplated by the Agreement resulted in a change in control of the Company, with WKC and NXMH, becoming the Company’s largest controlling stockholders at the time.

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

On January 12, 2022, Dr. Foods, Inc., a Nevada Company, Mama Foods Co., Ltd., a Japan Company, and White Knight Co., Ltd., a Japan Company entered into a non-definitive agreement, a “Letter of Intent”, whereas it is proposed that Dr. Foods, Inc., will acquire 100% of the controlling interest of Mama Foods Co., Ltd. from White Knight Co., Ltd. The original letter of intent and terms had expired but were extended through September 30, 2022, and again indefinitely until further notice by all parties until the acquisition and original terms of the letter of intent are able to be fulfilled by each applicable party. Unless otherwise noted by future filings, the Company has every intention to follow through with the acquisition of Mama Foods Co., Ltd.

*The proposed consideration to be exchanged per the above transaction is not definitive and the terms are subject to change.

Mama Foods, Co., Ltd. (“Mama Foods”) is a food company founded in Japan in 1958, currently offering customers in Japan wholesale and retail products centering on Japanese side dishes, from chilled foods to packed and sterilized food. Mama Foods uses ingredients carefully taken from natural kelp and bonito without adding any chemical seasonings, preservatives, coloring agents, etc. Mama Foods has two existing “in house” production facilities and produces 100% of its current product offerings. From time to time, it also produces products of other third parties, including certain products offered for sale by Next Meats Co., Ltd., such as “Next Kalbi 2.0”, a boneless short rib made from meat substitutes. Currently, Mama Foods employs approximately 43 individuals. In 2021, White Knight Co., Ltd. acquired 100% of Mama Foods from its prior controller, in exchange for approximately 1 million USD. The current website for Mama Foods, which includes additional information, can be found here: mama-foods.com/en/

Our majority shareholders, at the time, and our Board of Directors, executed a resolution to ratify, affirm, and approve an amendment to our Certificate of Incorporation, increasing the authorized shares of our Common Stock from 2,400,000,000 to 4,800,000,000. The Amendment was filed with the Nevada Secretary of State on February 22, 2022, effective immediately upon filing.

On or about May 31, 2022, we sold 307,692,308 shares of restricted Common Stock to SJ Capital Co., Ltd., a Japanese Company, at a price of $0.0025 USD per share of Common Stock. When accounting for the reverse stock split, with a Market Effective Date of September 21, 2022, the aforementioned shares sold to SJ Capital Co., Ltd. amounted to approximately 1,538,462 shares of restricted Common Stock, sold at a price of $0.50 USD per share.

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

On September 13, 2022, the Company filed a certificate of change (the “certificate”) with the Nevada Secretary of State to effect a reverse stock split (the “stock split”), whereas every 200 shares of the Company’s issued and outstanding common stock would be automatically converted into one issued and outstanding share of common stock, without any change in the par value per share. The effective date of the certificate was September 21, 2022. Fractional shares as a result of the stock split were rounded up to the nearest whole number. The stock split affected all shares of the Company’s common stock outstanding immediately prior to the effective time of the stock split. The authorized shares prior and following the stock split remain the same at 4,800,000,000 shares of common stock, par value $0.0001 per share. Immediately prior to the stock split, we had 2,622,968,890 shares of common stock issued and outstanding. Immediately following the September 21, 2022 effective date of the stock split, we have 13,114,888 shares of common stock issued and outstanding. These financial reports reflect the 200 to 1 reverse stock split for all periods for comparative purposes. The effective date listed on the Certificate of September 21, 2022 differs from the Market Effective Date of the Reverse Stock Split, which was on September 28, 2022. The FINRA Daily List Announcement Date was on September 27, 2022.

The FINRA corporate action to affect the Reverse Stock Split is now completed. Our new CUSIP number for our shares of Common Stock is 26140D206.

On or about October 17, 2022, we incorporated DR FOODS (S) PTE. LTD., a Singapore Private Company limited by shares. DR FOODS (S) PTE. LTD., which may be referred to herein as, “DRFS Singapore” is now a wholly owned subsidiary of the Company. The Directors of DRFS Singapore are Mr. Koichi Ishizuka and Ms. Chan Su Lee. The Officers of DRFS Singapore are comprised of Mr. Akira Yasuda, serving as Chief Operating Officer and Ms. Tee Siew Yun, serving as Secretary.

The intended business purpose of DRFS Singapore is primarily, but not limited to, further researching, developing, and, in the future, selling food products in Singapore, some of which may be plant based or cultured meats.

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

Mergers and Acquisitions

We currently operate through Dr. Foods Co., Ltd., a Japan Company, and DR FOODS (S) PTE. LTD., a Singapore Company.

Our current management believes that we may be able to further our business agenda by exploring various merger and or acquisition opportunities in the food sector.

It should be noted that we rely entirely, at this time, on our controlling shareholders listed above, and Koichi Ishizuka, our sole Director, for funding. None of these parties are obligated to loan or provide us any funding.

On January 12, 2022, Dr. Foods, Inc., Mama Foods Co., Ltd. (“Mama Foods”), a Japan Company, and White Knight Co., Ltd. (“WKC”) entered into a non-definitive agreement, a “Letter of Intent”, whereas it is proposed that Dr. Foods, Inc., will acquire 100% of the controlling interest of Mama Foods from WKC.

*The proposed consideration to be exchanged per the above transaction is not definitive and the terms are subject to change.

Mama Foods is a food company founded in Japan in 1958, currently offering customers in Japan wholesale and retail products centering on Japanese side dishes, from chilled foods to packed and sterilized food. Mama Foods uses ingredients carefully taken from natural kelp and bonito without adding any chemical seasonings, preservatives, coloring agents, etc. Mama Foods has two existing “in house” production facilities and produces 100% of its current product offerings. From time to time, it also produces products of other third parties, including certain products offered for sale by Next Meats Co., Ltd., such as “Next Kalbi 2.0”, a boneless short rib made from meat substitutes. Currently, Mama Foods employs approximately 43 individuals. In 2021, WKC acquired 100% of Mama Foods from its prior controller, in exchange for approximately 1 million USD.

The sole shareholder of Mama Foods is WKC which is owned and controlled by Koichi Ishizuka. Koichi Ishizuka is Chief Executive Officer, Chief Financial Officer, and Director of Dr. Foods, Inc., Mama Foods Co., Ltd. and White Knight Co., Ltd.

Loan

During the period ended September 30, 2022, our wholly-owned subsidiary, Dr. Foods Co. Ltd, loaned approximately $555,539, which includes $3,091 of accrued interest, to related party White Knight Co., Ltd. (“White Knight”). White Knight is owned and controlled by our Chief Executive Officer, Koichi Ishizuka. The loan is related to the acquisition of Mama Foods Co., Ltd. (“Mama Foods”), currently a wholly-owned subsidiary of White Knight. The Company expects to acquire Mama Foods from White Knight during the next fiscal quarter and these funds will be used to facilitate that acquisition. This loan is non-secured and payable upon demand.

Liquidity and Capital Resources

Our cash balance is $44,376 as of September 30, 2022. We have been utilizing funds from our Chief Executive Officer, Koichi Ishizuka to fund our operations and we intend to rely on Koichi Ishizuka for funding going forward.

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

On or about October 17, 2022, we incorporated DR FOODS (S) PTE. LTD., a Singapore Private Company limited by shares.

At this time we operate exclusively through our wholly owned subsidiaries.

Upon execution of the “Collaboration Agreement” entered into by our wholly owned subsidiary, Dr. Foods Co., Ltd., with Next Meats Co., Ltd., a Japan Company, and commensurate with a notable increase in the level of our business operations, we ceased our status as a “shell company”, as defined in Rule 12b-2 under the Exchange Act of 1934, as amended (the “Exchange Act”).

Net Income

We recorded net loss of $153,251 for the six months ended September 30, 2022 and $1,017,617 for the six months ended September 30, 2021.

Cash flow

For the six months ended September 30, 2022, we had negative cash flows from operating activities in the amount of $153,251. Comparatively, for the six months ended September 30, 2021, we had negative cash flows from operating activities in the amount of $18,167.

For the six months ended September 30, 2022, we had negative cash flows from investing activities in the amount of $552,448. Comparatively, for the six months ended September 30, 2021, we had no cash flows from investing activities.

For the six months ended September 30, 2022, we had net cash flows from financing activities in the amount of $823,449. Comparatively, for the six months ended September 30, 2021, we had net cash flows from financing activities in the amount of $18,167.

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

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, Koichi Ishizuka, (who is acting as our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of September 30, 2022, we carried out an evaluation, under the supervision of our chief executive officer and chief financial officer, Koichi Ishizuka, of the effectiveness of the design and the operation of our disclosure controls and procedures. Mr. Ishizuka concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the fiscal quarter ended September 30, 2022, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On or about May 31, 2022, we sold 307,692,308 shares of restricted Common Stock to SJ Capital Co., Ltd., a Japanese Company, at a price of $0.0025 USD per share of Common Stock. When accounting for the reverse stock split, with a Market Effective Date of September 21, 2022, the aforementioned shares sold to SJ Capital Co., Ltd. amounted to approximately 1,538,462 shares of restricted Common Stock, sold at a price of $0.50 USD per share.

The proceeds from this sale went to the Company to be used as working capital.

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

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

Exhibit No.	Description
3.1 (i)	Certificate of Incorporation (1)

3.1 (ii)	Certificate of Amendment (2)

3.1 (iii)	Certificate of Amendment (3)

3.1 (iv)	Certificate of Change (4)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Prinipal Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (5)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (5)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)

(1)	Filed as an exhibit to the Company's Form 10-12G, as filed with the SEC on May 3, 2021, and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company's Form 8-K, as filed with the SEC on August 25, 2021, and incorporated herein by this reference.
(3)	Filed as an exhibit to the Company's Form 8-K, as filed with the SEC on February 23, 2022, and incorporated herein by this reference.
(4)	Filed as an exhibit to the Company's Form 8-K, as filed with the SEC on September 14, 2022, and incorporated herein by this reference.
(5)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dr. Foods, Inc.

(Registrant)

By: /s/ Koichi Ishizuka

Name: Koichi Ishizuka

Chief Financial Officer and Chief Executive Officer

Dated: November 16, 2022