Form 10-Q
period 2022-12-31
Dr. Foods, Inc.
filed 2023-03-10
CIK 1857910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2022

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

As of March 10, 2023, there were 13,114,888 shares of Common Stock and 10,000 shares of Series Z Preferred Stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Dr. Foods, Inc.

Consolidated Balance Sheets

	December 31, 2022 (Unaudited)	March 31, 2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,678	$-
Loan to related party	572,720	-
Interest Receivable - related party	6,164	-
TOTAL CURRENT ASSETS	588,562	-
TOTAL ASSETS	$588,562	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable, other	$4,996	$-
Accounts payable - related party	13,024	-
Accrued Expenses	-	7,000
Other current liabilities	566	-

TOTAL LIABILITIES	$18,586	$7,000

Stockholders’ Equity (Deficit)
Preferred stock ($0.0001 par value, 20,000,000 shares authorized; 10,000 issued and outstanding as of December 31, 2022 and March 31, 2022)	1	1
Common stock ($0.0001 par value, 4,800,000,000 shares authorized, 13,114,888 and 11,576,427 issued and outstanding as of December 31, 2022 and March 31, 2022, respectively)	1,312	1,158
Foreign currency translation adjustment	(21,485)	-
Additional paid-in capital	1,876,004	1,044,709
Accumulated deficit	(1,285,856)	(1,052,868)
Total Stockholders’ Equity (Deficit)	569,976	(7,000)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$588,562	$-

The accompanying notes are an integral part of these unaudited financial statements.

Dr. Foods, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended December 31, 2022	Three Months Ended December 31, 2021	Nine Months Ended December 31, 2022	Nine Months Ended December 31, 2021
Revenues
Revenues	$154	$-	$154	$-
Revenues - related party	13	-	13	-
Total Revenues	167	-	167	-
Cost of revenues	-	-	-	-
Gross Profit	$167	$-	$167	$-

Operating Expenses

General and administrative expenses	$82,900	$17,053	$238,763	$1,034,670
Total operating expenses	82,900	17,053	238,763	1,034,670

Income (loss) from operations	(82,733)	(17,053)	(238,596)	(1,034,670)

Other income (expense)
Interest income	$2,987	$-	$6,078	$-
Total other income (expense)	2,987	-	6,078	-

Net income (loss) before tax	(79,746)	(17,053)	(232,518)	(1,034,670)
Income tax expense	8	-	(470)	-

NET INCOME (LOSS)	$(79,738)	$(17,053)	$(232,988)	$(1,034,670)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	$46,820	$-	$(21,485)	$-

TOTAL COMPREHENSIVE INCOME (LOSS)	$(32,918)	$(17,053)	$(254,473)	$(1,034,670)

Income per common share
Basic	$(0.01)	$(0.00)	$(0.02)	$(0.00)
Diluted	$-	$-	$-	$-

Weighted average common shares outstanding
Basic	13,114,888	2,315,276,582	12,771,516	2,087,958,518
Diluted	-	-	-	-

The accompanying notes are an integral part of these unaudited financial statements.

Dr. Foods, Inc.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Period Ending December 31, 2022

(Unaudited)

	Common Shares	Par Value Common Shares	Series Z Preferred Shares	Par Value Series Z Preferred Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total

Balances, March 31, 2022	11,576,427	$1,158	10,000	$1	$1,044,709	$-	$(1,052,868)	$(7,000)
Common shares sold	1,538,462	154	-	-	769,077	-	-	769,231
Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	34,505	-	-	34,505
Net loss	-	-	-	-	-	-	(52,531)	(52,531)
Foreign currency translation	-	-	-	-	-	(35,282)	-	(35,282)
Balances, June 30, 2022	13,114,888	$1,312	10,000	$1	$1,848,291	$(35,282)	$(1,105,399)	$708,923
Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	19,713	-	-	19,713
Net loss	-	-	-	-	-	-	(100,719)	(100,719)
Foreign currency translation	-	-	-	-	-	(33,023)	-	(33,023)
Balances, September 30, 2022	13,114,888	$1,312	10,000	$1	$1,868,004	$(68,305)	$(1,206,118)	$594,894
Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	8,000	-	-	8,000
Net loss	-	-	-	-	-	-	(79,738)	(79,738)
Foreign currency translation	-	-	-	-	-	46,820	-	46,820
Balances, December 31, 2022	13,114,888	$1,312	10,000	1	$1,876,004	$(21,485)	$(1,285,856)	$569,976

Dr. Foods, Inc.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Period Ending December 31, 2021

(Unaudited)

	Common Shares	Par Value Common Shares	Series Z Preferred Shares	Par Value Series Z Preferred Shares	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, March 31, 2021	-	$-	-	$-	$2,010	$(5,760)	$(3,750)
Common shares issued after reorganization	11,576,427	1,158	-	-	(1,158)	-	-
Series Z preferred shares issued after reorganization	-	-	10,000	1	999,999	-	1,000,000
Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	5,250	-	5,250
Net loss	-	-	-	-	-	(1,003,425)	(1,003,425)
Balances, June 30, 2021	11,576,427	$1,158	10,000	$1	$1,006,101	$(1,009,185)	$(1,925)
Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	12,917	-	12,917
Net loss	-	-	-	-	-	(14,192)	(14,192)
Balances, September 30, 2021	11,576,427	$1,158	10,000	$1	$1,019,018	$(1,023,377)	$(3,200)
Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	17,053	-	17,053
Net loss	-	-	-	-	-	(17,053)	(17,053)
Balances, December 31, 2021	11,576,427	$1,158	10,000	$1	$1,036,071	$(1,040,430)	$(3,200)

The accompanying notes are an integral part of these unaudited financial statements.

Dr. Foods, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended December 31, 2022	Nine Months Ended December 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(232,988)	$(1,034,670)
Adjustment to reconcile net loss to net cash used in operating activities:
Preferred stock issued	-	1,000,000
Changes in current assets and liabilities:
Accounts payable, other	4,996	-
Accounts payable, related party	13,024	-
Interest receivable	(6,164)	-
Accrued expenses	(7,210)	(550)
Other current liabilities	566	-
Net cash used in operating activities	(227,776)	(35,220)

CASH FLOWS FROM INVESTING ACTIVITIES
Loan to related party	(572,720)	-
Net cash used in investing activities	(572,720)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received for common shares	769,231	-
Expenses contributed to capital	62,218	35,220
Net cash provided by financing activities	831,449	35,220

Net effect of exchange rate changes on cash	(21,275)	-

Net change in cash	9,678	-
Beginning cash balance	-	-
Ending cash balance	$9,678	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents on December 31, 2022, and March 31, 2022, were $9,678 and $0, respectively.

Revenue Recognition

The Company adopted ASC 606, Revenue from Contracts with Customers (Topic 606) (“ASC 606”), in the third quarter of fiscal year 2023, as this was the first quarter that the Company generated revenues. Under ASC 606, the Company recognizes revenue when a customer obtains control of promised goods, in an amount that reflects the consideration that the Company expects to receive in exchange for the goods. To determine revenue recognition for arrangements within the scope of ASC 606, the Company performs the following five steps: (1) identify the contracts with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when or as the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods it transfers to the customer. Under ASC 606, disaggregated revenue from contracts with customers depicts the nature, amount, timing, and uncertainty of revenue and cash flows affected by economic factors.

Revenue from product sales

We recognize revenue upon transfer of control of our promised goods in an amount that reflects the consideration we expect to be entitled to in exchange for those goods.

For our primary transaction-based revenue source we have determined net presentation (that is, the amount billed to a customer less the amount paid to a supplier) is appropriate for the majority of our revenue transactions as the supplier is primarily responsible for providing the underlying goods and services and we do not control the goods provided by the supplier to the customer.

Revenue for products is recognized when the products are delivered to the customer and the customer completes the product inspection. Cash receipts for undelivered products are recorded as deferred revenues. As of December 31, 2022, the Company had no deferred revenues related to product sales.

Revenue – related party

During the period ended December 31, 2022, revenue totaling approximately $13 was recognized from sales to related party WB Burgers Japan Co. Ltd. (hereinafter referred to as “WBBJ”). WBBJ is considered as a related party due to the fact that Koichi Ishizuka, CEO of the Company, indirectly controls WBBJ through his share ownership of WB Burgers Asia, Inc. The terms and conditions applied to the above transactions were the same as those applied to sales to customers not related to the Company.

The Company’s revenue consists of food product sales through its subsidiary, Dr. Foods Co., Ltd.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized on December 31, 2022.

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

The Company does not have any potentially dilutive instruments as of December 31, 2022, and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2022. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

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

The Company had no stock-based compensation plans as of December 31, 2022, and March 31, 2022.

The Company’s stock-based compensation for the periods ended December 31, 2022, and December 31, 2021, was $0 and $1,000,000, respectively.

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

The Company has not established sufficient revenue to cover its operating costs. Management plans to fund operating expenses with related party contributions to capital. There is no assurance that management's plan will be successful. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

Note 4 - Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of December 31, 2022, the Company has incurred a net loss of approximately $1,285,856 which resulted in a net operating loss for income tax purposes.  The loss results in a deferred tax asset of approximately $270,030 at the effective statutory rate of 21%. The deferred tax asset has been offset by an equal valuation allowance. Given our inception on February 26, 2021, and our fiscal year end of March 31, 2022, we have completed only two taxable fiscal years.

Note 5 - Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of December 31, 2022 other than the below:

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

On January 12, 2022, Dr. Foods, Inc., Mama Foods Co., Ltd. (“Mama Foods”), a Japan Company, and White Knight Co., Ltd. (“WKC”) entered into a non-definitive agreement, a “Letter of Intent”, whereas it is proposed that Dr. Foods, Inc., will acquire 100% of the controlling interest of Mama Foods from WKC in exchange for $500,000 coupled with the issuance of 19,500,000 shares of restricted Preferred Stock to WKC. The issuance of shares shall be subject to the rules and limitations set forth by the Securities Act Rule 144. The exact terms of the aforementioned transaction may also change as the agreement is “non definitive” in nature. Mama Foods is a food company founded in Japan in 1958, currently offering customers in Japan wholesale and retail products centering on Japanese side dishes, from chilled foods to packed and sterilized food. Mama Foods uses ingredients carefully taken from natural kelp and bonito without adding any chemical seasonings, preservatives, coloring agents, etc. Mama Foods has two existing “in house” production facilities and produces 100% of its current product offerings. From time to time, it also produces products of other third parties, including certain products offered for sale by Next Meats Co., Ltd., such as “Next Kalbi 2.0”, a boneless short rib made from meat substitutes. Currently, Mama Foods employs approximately 43 individuals. In 2021, WKC. acquired 100% of Mama Foods from its prior controller, in exchange for approximately 1 million USD.

The sole shareholder of Mama Foods is WKC which is owned and controlled by Koichi Ishizuka. Koichi Ishizuka is Chief Executive Officer, Chief Financial Officer, and Director of Dr. Foods, Inc., Mama Foods Co., Ltd. and White Knight Co., Ltd.

Note 6 - Shareholder Equity

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.0001. There were 10,000 Series Z Preferred Stock and 0 shares of preferred stock issued and outstanding as of December 31, 2022, and March 31, 2022, respectively. Series Z Preferred Stock has no conversion rights to any other class, and every vote of Series Z Preferred Stock has voting rights equal to 1,000,000 votes of Common Stock.

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

Common Stock

The authorized common stock of the Company consists of 4,800,000,000 shares with a par value of $0.0001. There were 13,114,888 and 11,576,427 shares of common stock issued and outstanding as of December 31, 2022, and March 31, 2022, respectively.

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

Additional Paid-In Capital

The Company’s sole officer and Director, Koichi Ishizuka, paid expenses on behalf of the company and its wholly owned subsidiary totaling $8,000 during the period ended December 31, 2022. These payments are considered contributions to the company with no expectation of repayment and are posted as additional paid-in capital.

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

Note 7 - Related Party Transactions

Revenue

During the period ended December 31, 2022, revenue totaling approximately $13 was recognized from sales to related party WB Burgers Japan Co. Ltd. (hereinafter referred to as “WBBJ”). WBBJ is considered as a related party due to the fact that Koichi Ishizuka, CEO of the Company, indirectly controls WBBJ through his share ownership of WB Burgers Asia, Inc. The terms and conditions applied to the above transactions were the same as those applied to sales to customers not related to the Company.

Loan

During the period ended December 31, 2022, our wholly-owned subsidiary, Dr. Foods Co. Ltd, loaned approximately $578,884, which includes $6,164 of accrued interest, to related party White Knight. White Knight is owned and controlled by our Chief Executive Officer, Koichi Ishizuka. The loan is related to the acquisition of Mama Foods Co., Ltd. (“Mama Foods”), currently a wholly-owned subsidiary of White Knight. The Company expects to acquire Mama Foods from White Knight during the next fiscal quarter and these funds will be used to facilitate that acquisition. This loan is non-secured and payable upon demand.

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

Company Overview

We operate through our wholly owned subsidiaries, which, as of the date of this report, include Dr. Foods Co., Ltd., a Japan Corporation (“DRFS Japan”), and Dr. Foods Co., Ltd., a Dr. Foods (S) PTE. LTD. (“DRFS Singapore”). DRFS Singapore has no material transactions or operations to report as of the date of this report. Our operations have been primarily carried out through DRFS Japan.

At present, our principal focus is on the creation of plant-based food products to replace traditional animal products, while retaining the taste and texture of the original.

At present, we are researching and developing various food products for consumption. These include, but are not limited to, food products that are derived from microalgae, soy based food products, food products containing nuts, and those created using methods of fermentation.

Currently, we have one product that we have developed and brought to market for sale. We refer to it as, “Dr. Foie Gras”. It is a replacement for the traditional, liver based product derived from a duck or goose. Our version is made predominantly from a mixture of nuts, beans, and other plant based materials, created through a method of fermentation. Dr. Foie Gras is manufactured by Mama Foods Co., Ltd., a Japanese Company, currently owned and controlled by our sole officer and director, Koichi Ishizuka.

At this time we offer Dr. Foie Gras to customer(s) in Japan, although we seek to expand our reach to customers globally in the future, although we cannot forecast with any level of specificity when that may be, or if it will be feasible.

We have only had nominal sales to date of Dr. Foie Gras, but we believe this is due to the limited period of time it has been made available to the public, and due to limited or no marketing efforts on behalf of the Company to promote or sell the product.

At this time, we have no marketing plan and we intend to rely on Next Meats Holdings, Inc., and or its subsidiaries (referred to herein collectively as “Next Meats”), to promote Dr. Foie Gras. We intend to compensate Next Meats for such services on a case by case basis. As described below under “Officers, Employees, and Compensation”, Next Meats may elect to provide us temporary staff to fulfill any marketing services we require, whereas we will reimburse Next Meats for any associated costs. Further, we cannot forecast with any level of specificity when we will have a definitive marketing plan if ever we do have one.

Our customers to date were garnered through personal relationships of our sole officer and director, Koichi Ishizuka.

Note: Our sole officer and director, Koichi Ishizuka, is the controlling shareholder of Next Meats Holdings, Inc., a Nevada Corporation. He is also the Chief Executive Officer and Chief Financial Officer of Next Meats Holdings, Inc. Next Meats Co., Ltd. is a wholly owned subsidiary of Next Meats Holdings, Inc.

Patents

We have filed a patent application with the Japanese Patent Office pertaining to the production method we employ to create our product, referred to as, “Dr. Foie Gras”. The patent describes a new method of making an animal-free "foie gras" substitute in which nuts or beans are fermented by fungi to mimic the taste of liver without the need for miso, soy sauce, yeast extract, or other separately fermented materials. The application number is 2022-61974. It was filed on April 1, 2022 and is pending review.

Officers, Employees, and Compensation

At this time, we have one officer and director, Koichi Ishizuka. We do not have any contractual employees or staff. However, pursuant to an arrangement with Next Meats Co., Ltd., a Japan Corporation, Next Meats Co., Ltd. provides temporary employees (staff) to our Company as needed to further our business agenda. Regarding this arrangement, we are billed by Next Meats Co. Ltd. on a case by case basis depending on the amount of staff and hours allocated by each staff member to our business endeavors, primarily consisting of research and development.

Although under no contractual obligations, our wholly owned subsidiary, Dr. Foods Co., Ltd., has three executive officers, which currently are comprised of Koichi Ishizuka, Dr. Alexis Guionet, and Dr. Iaroslav Patuk. Dr. Alexis Guionet, and Dr. Laroslav Patuk are contractual employees of Next Meats Co., Ltd. and provide services to our Company on a need be basis as described above. In the event that we utilize their services, we are billed directly by Next Meats Co., Ltd.

Mergers and Acquisitions

On January 12, 2022, Dr. Foods, Inc., Mama Foods Co., Ltd. (“Mama Foods”), a Japan Company, and White Knight Co., Ltd. (“WKC”) entered into a non-definitive agreement, a “Letter of Intent”, whereas it is proposed that Dr. Foods, Inc. will acquire 100% of the controlling interest of Mama Foods from WKC in exchange for $500,000 coupled with the issuance of 19,500,000 shares of restricted Preferred Stock to WKC. The issuance of shares shall be subject to the rules and limitations set forth by the Securities Act Rule 144. The exact terms of the aforementioned transaction may also change as the agreement is “non definitive” in nature. Currently, all parties continue to remain interested in moving forward with the parameters detailed in the aforementioned Letter of Intent.

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

Currently, the Company is pending moving forward with the acquisition of Mama Foods Co., Ltd. due to the fact that Mama Foods Co., Ltd. requires, and has yet to complete, a PCAOB audit of its financial statements for the last two fiscal years. At this time, the audit is actively taking place by M&K CPAS, PLLC (“M&K”). However, we understand that progress has been minimal. The exchange of information between Mama Foods Co., Ltd. and M&K has been spearheaded by Koichi Ishizuka, who has minimal time, resources, and expertise to expedite such a process. Koichi Ishizuka has also engaged the services of an accounting professional to better facilitate the exchange of information and communication, however, as mentioned, such efforts have been slow going and progress has been minimal as it relates to the completion of an audit. The Company cannot estimate with any level of certainty how long the aforementioned audit of Mama Foods Co., Ltd. may take to complete. The Company does not intend to acquire Mama Foods Co., Ltd., under any terms, prior to the completion of its PCAOB audit.

There is a risk that the audit of Mama Foods Co., Ltd. is not completed at all, and/or that we never acquire Mama Foods Co., Ltd. There are also risks we may not realize further revenues, that we do not grow our business at the rate we expect, that we are unable to fulfill our business agenda, that we are unable to add products to our current lineup, and numerous other risks associated with any start up stage company that one should consider before investing in our common stock.

Any investment in our common stock is extremely high risk and should only be made by those who can afford the entire loss of their investment.

Loan

During the period ended December 31, 2022, our wholly-owned subsidiary, Dr. Foods Co. Ltd, loaned approximately $578,884, which includes $6,164 of accrued interest, to related party White Knight Co., Ltd. White Knight Co., Ltd. is owned and controlled by our Chief Executive Officer, Koichi Ishizuka. The loan is related to the pending, proposed acquisition of Mama Foods Co., Ltd. (“Mama Foods”), currently a wholly-owned subsidiary of White Knight Co., Ltd.. The exact terms of the aforementioned transaction may also change as the acquisition pursuant to the agreement is “non definitive” in nature. Although we hope to acquire Mama Foods Co., Ltd. during the next fiscal quarter, there is a risk that the acquisition of Mama Foods Co., Ltd. is not completed in the near term, if at all. This loan is non-secured and payable upon demand.

Liquidity and Capital Resources

Our cash balance is $9,678 as of December 31, 2022. We have been utilizing funds from our Chief Executive Officer, Koichi Ishizuka to fund our operations and we intend to rely on Koichi Ishizuka for funding going forward.

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

Revenues

We recorded revenue of $167 for the three and nine months ended December 31, 2022. Comparatively, we recorded revenue of $0 for the three and nine months ended December 31, 2021. This variance is attributed to the sale of Foie Gras, which occurred during the three months ended December 31, 2022. The cost of revenues was $0 for the three and nine months ended December 31, 2022 and the gross profit was $167.

Net Income

We recorded a net loss of $79,738 for the three months ended December 31, 2022 and $232,988 for the nine months ended December 31, 2022.

We recorded a net loss of $17,053 for the three months ended December 31, 2021 and $1,034,670 for the nine months ended December 31, 2021.

The net loss for the above periods is primarily comprised of general and administrative expenses, which were primarily attributed to professional fees, and fees billed by Next Meats Co., Ltd. for research/development expenses.

Cash flow

For the nine months ended December 31, 2022, we had negative cash flows from operating activities in the amount of $227,776. Comparatively, for the nine months ended December 31, 2021, we had negative cash flows from operating activities in the amount of $35,220.

For the nine months ended December 31, 2022, we had negative cash flows from investing activities in the amount of $572,720. Comparatively, for the nine months ended December 31, 2021, we had no cash flows from investing activities. The disparity is a result of a loan to a related party during the nine months ended December 31, 2022.

For the nine months ended December 31, 2022, we had net cash flows from financing activities in the amount of $831,449. Comparatively, for the nine months ended December 31, 2021, we had net cash flows from financing activities in the amount of $35,220. The variance is a result of cash received for the sale of our common shares during the nine months ended December 31, 2022.

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

The Company has not established sufficient revenue to cover its operating costs. Management plans to fund operating expenses with related party contributions to capital. There is no assurance that management's plan will be successful. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 4	CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer Koichi Ishizuka, who is also our chief financial officer (who is acting as our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of December 31, 2022, we carried out an evaluation, under the supervision of our chief executive officer, Koichi Ishizuka, who is also our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the fiscal quarter ended December 31, 2022, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 1A	RISK FACTORS

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

Exhibit No.	Description
3.1 (i)	Certificate of Incorporation (1)

3.1 (ii)	Certificate of Amendment (2)

3.1 (iii)	Certificate of Amendment (3)

3.1 (iv)	Certificate of Change (4)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Prinipal Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (5)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)

(1)	Filed as an exhibit to the Company's Form 10-12G, as filed with the SEC on May 3, 2021, and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company's Form 8-K, as filed with the SEC on August 25, 2021, and incorporated herein by this reference.
(3)	Filed as an exhibit to the Company's Form 8-K, as filed with the SEC on February 23, 2022, and incorporated herein by this reference.
(4)	Filed as an exhibit to the Company's Form 8-K, as filed with the SEC on September 14, 2022, and incorporated herein by this reference.
(5)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dr. Foods, Inc.

(Registrant)

By: /s/ Koichi Ishizuka

Name: Koichi Ishizuka

Chief Financial Officer and Chief Executive Officer

Dated: March 10, 2023