Form 10-K
period 2023-03-31
Dr. Foods, Inc.
filed 2023-08-16
CIK 1857910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED March 31, 2023

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 000-5627

Dr. Foods, Inc.

(Exact name of registrant as specified in its charter)

Nevada	00-0000000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3F K’s Minamiaoyama 6-6-20 Minamiaoyama, Minato-ku, Tokyo 107-0062, Japan	107-0062
(Address of Principal Executive Offices)	(Zip Code)

Securities to be registered under Section 12(b) of the Act: None

Securities to be registered under Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001	N/A

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

[ ] Yes [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[ ] Yes [X] No

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

[  ] Yes  [X] No

As of September 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $6,367,034 based on the closing price per share (or $0.55), of the registrant’s common stock as reported by OTC Markets Group Inc.

As of August 16, 2023, there were 13,708,699 shares of the Registrant's Common Stock, par value $0.0001 per share, and 10,000 shares of the Registrant’s Series Z Preferred Stock, par value $0.0001 per share, issued and outstanding.

Dr. Foods, INC.

PART I

Item 1. Business

Corporate History

Dr. Foods, Inc. (we, us, our, the "Company" or the "Registrant"), formerly known as Catapult Solutions, Inc., was incorporated in the State of Nevada on February 26, 2021.

On February 26, 2021, Jeffrey DeNunzio was appointed Chief Executive Officer, Chief Financial Officer, and Director of Catapult Solutions, Inc.

The Company was created for the sole purpose of participating in a Nevada holding company reorganization pursuant to NRS 92A.180, NRS 92A.200, NRS 92A.230 and NRS 92A.250. The constituent corporations in the Reorganization were Ambient Water Corporation (“AWGI” or “Predecessor”), Catapult Solutions, Inc. (“Successor”), and Catapult Merger Sub, Inc. (“Merger Sub”). Our now former director, Jeffrey DeNunzio, was the sole director/officer of each constituent corporation in the Reorganization, which is described below.

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

On July 20, 2021, the Company entered into a Share Purchase Agreement (the “Agreement”) by and among CRS Consulting, LLC, a Wyoming Limited Liability Company (“CRS”), White Knight Co., Ltd., a Japan Company (“WKC”), and Next Meats Holdings, Inc., a Nevada Company (“NXMH”), pursuant to which, on July 23, 2021, (“Closing Date”), CRS sold 10,000 shares of the Company’s Series Z Preferred Stock, representing, at the time, approximately 81.20% voting control of the Company; 5,000 shares of Series Z Preferred Stock were transferred to WKC and 5,000 shares of Series Z Preferred Stock were transferred to NXMH. WKC and NXMH paid consideration of three hundred seventy-five thousand dollars ($375,000) (the “Purchase Price”). The consummation of the transactions contemplated by the Agreement resulted in a change in control of the Company, with WKC and NXMH, becoming the Company’s largest controlling stockholders at the time of the transaction.

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

At this time, our wholly subsidiary, Dr. Foods Co., Ltd. has three officers, Koichi Ishizuka, Chief Executive Officer, and two Executive Officers, Iaroslav Patuk and Hideo Fujioka.

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

The Collaboration Agreement is for a period of two years and may be renewed thereafter under the same terms for additional one year terms unless terminated in writing, with three months’ notice, by either party. The Collaboration Agreement, amongst other things, details the terms and conditions by which Next Meats Co., Ltd. and Dr. Foods Co., Ltd. may co-develop, cooperate and contribute towards the development of new products and technologies. The specific allotment of tasks per project was supposed to be determined in writing by each party at the outset of collaborative efforts. To date, no specific details have been committed to writing, despite the fact that collaborative efforts have begun. It has been verbally determined that Dr. Foods Co., Ltd. will primarily, although not exclusively, contribute to research and development, and Next Meats Co., Ltd. will primarily, although not exclusively, contribute to distribution of new products/technologies. Costs pursuant to the collaborative efforts of the partners are, anticipated to be, the respective responsibility of the party responsible for fulfilling such tasks.

On November 3, 2021, we began trading under the symbol DRFS. The new CUSIP number associated with our common stock, as of the market effective date of November 3, 2021, is 26140D107.

On January 12, 2022, Dr. Foods, Inc., a Nevada Company, Mama Foods Co., Ltd., a Japan Company, and White Knight Co., Ltd., a Japan Company entered into a non-definitive agreement, a “Letter of Intent”, whereas it was proposed that Dr. Foods, Inc., will acquire 100% of the controlling interest of Mama Foods Co., Ltd. from White Knight Co., Ltd. in exchange for $500,000 coupled with the issuance of 19,500,000 shares of restricted Preferred Stock to White Knight Co., Ltd. The issuance of shares shall be subject to the rules and limitations set forth by the Securities Act Rule 144.

White Knight Co., Ltd. is a Japanese entity owned and controlled by Koichi Ishizuka.

Mama Foods, Co., Ltd. (“Mama Foods”) is a food company founded in Japan in 1958, currently offering customers in Japan wholesale and retail products centering on Japanese side dishes, from chilled foods to packed and sterilized food. Mama Foods uses ingredients carefully taken from natural kelp and bonito without adding any chemical seasonings, preservatives, coloring agents, etc. Mama Foods has two existing “in house” production facilities and produces 100% of its current product offerings. From time to time, it also produces products of other third parties, including certain products offered for sale by Next Meats Co., Ltd., such as “Next Kalbi 2.0”, a boneless short rib made from meat substitutes. Currently, Mama Foods employs approximately 44 individuals. In 2021, White Knight Co., Ltd. acquired 100% of Mama Foods from its prior controller, in exchange for approximately 1 million USD. The current website for Mama Foods, which includes additional information, can be found here: mama-foods.com/en/

On March 31, 2022, Dr. Foods, Inc. and Mama Foods mutually agreed to extend the terms of the non-definitive agreement 30 more days in order to provide more time to prepare the books and records of Mama Foods Co., Ltd. This extension period had expired without the books and records of Mama Foods Co., Ltd. having been prepared or progressed in any meaningful capacity. On May 6, 2022 the parties again agreed to extend the terms of the non-definitive agreement, however this time with an expiration date of June 30, 2022, or until, if agreed upon by all parties, further notice.

On June 30, 2022, the non-definitive agreement terminated without the books and records of Mama Foods Co., Ltd. having been prepared or progressed to the satisfaction of the Issuer. Upon termination, common management of both Mama Foods Co., Ltd. and Dr. Foods, Inc. verbally agreed to extend the letter of intent indefinitely until further notice.

The efforts to spearhead preparation of the books and records had been, and continues to be, led by Koichi Ishizuka who has outside business interests and other demands upon his time that limit his availability. It should also be noted that he does not have expertise in accounting matters. As such, the Company has engaged outside accounting expertise to assist in this process. The Company cannot state, with any level of certainty, when, or if, the books and records will be prepared to the satisfaction of the Issuer, and as such, when the books and records of Mama Foods Co., Ltd. will be fully audited by a PCAOB auditor.

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

There is a risk that the audit of Mama Foods Co., Ltd. is not completed at all, and/or that we never acquire Mama Foods Co., Ltd. Even if the acquisition of Mama Foods Co., Ltd. is completed, there is the possibility that the terms of this acquisition, which is non-definitive at this time, may not be considered favorable for the company and/or its shareholders.

In February of 2022, our majority shareholders executed a resolution to ratify, affirm, and approve an amendment to our Certificate of Incorporation, increasing the authorized shares of our Common Stock from 2,400,000,000 to 4,800,000,000. The Amendment was filed with the Nevada Secretary of State on February 22, 2022, effective immediately upon filing.

On or about April 7, 2022, the Company’s wholly owned subsidiary, Dr. Foods Co., Ltd., consummated a “Collaborative Research Agreement” (herein referred to as the “CRA”) with the National University Corporation Osaka University. Together with Osaka University, Dr Foods Co., Ltd. plans to research, develop, and take other related measures to evaluate the function of lab-grown meat. Specifically, both parties will endeavor to research the cultivation of animal cells, and evaluate the differences in functionality between livestock meat, lab-grown meat and meat substitutes. The agreement terminates on March 31, 2025. The collaborative efforts are planned to take place at the Matsuzaki Laboratory, located within the Department of Applied Chemistry, at the Graduate School of Engineering - Osaka University. Dr. Foods Co., Ltd. will bear responsibility for any direct expenses related to the CRA, which are estimated to be 2,000,000 Yen (approximately $15,623 at today’s exchange rate). To date, there are no material updates to report regarding this venture as no research efforts have yet to take place.

On or about July 1, 2022, NXMH sold 5,000 shares of Series Z Preferred Stock of DRFS, to WKC, at a price of approximately $147,624 USD (20,000,000 Japanese Yen) (“The Share Purchase Agreement”). WKC is owned and controlled by our Chief Executive Officer, Koichi Ishizuka. WKC is deemed to be an accredited investor. The purchase of shares was made for investment purposes. The consummation of the transaction contemplated by the Share Purchase Agreement resulted in NXMH no longer having an equity position in DRFS and with WKC becoming the largest controlling shareholder of DRFS.

On July 11, 2022, DRFS dismissed its independent registered public accounting firm, BF Borgers CPA PC (“BFG”) effective immediately. This decision was approved by the Company’s Board of Directors, comprised solely of Koichi Ishizuka.

On July 11, 2022, the Company engaged M&K CPAS, PLLC (“M&K”) as its new independent registered public accountant for the fiscal year ending March 31, 2023. This decision was approved by the Company’s Board of Directors, comprised solely of Koichi Ishizuka.

On September 13, 2022, the Company filed a certificate of change (the “certificate”) with the Nevada Secretary of State to effect a reverse stock split (the “stock split”), whereas every 200 shares of the Company’s issued and outstanding common stock would be automatically converted into one issued and outstanding share of common stock, without any change in the par value per share. The effective date of the certificate was September 21, 2022. Fractional shares as a result of the stock split were rounded up to the nearest whole number. The stock split affected all shares of the Company’s common stock outstanding immediately prior to the effective time of the stock split. The authorized shares prior and following the stock split remain the same at 4,800,000,000 shares of common stock, par value $0.0001 per share. Immediately prior to the stock split, we had 2,622,968,890 shares of common stock issued and outstanding. Immediately following the September 21, 2022 effective date of the stock split, we had 13,114,888 shares of common stock issued and outstanding. The effective date listed on the Certificate of September 21, 2022 differs from the Market Effective Date of the Reverse Stock Split, which was on September 28, 2022. The FINRA Daily List Announcement Date was on September 27, 2022. Our new CUSIP number for our shares of Common Stock is 26140D206.

On or about October 17, 2022, we incorporated DR FOODS (S) PTE. LTD., a Singapore Private Company limited by shares. DR FOODS (S) PTE. LTD., which may be referred to herein as, “DRFS Singapore” is now a wholly owned subsidiary of the Company. Currently, and as of April 2023, there is one Officer and Director of DRFS Singapore, which is Mr. Koichi Ishizuka. Any and all previous officers and directors of DRFS Singapore are no longer with DRFS Singapore.

The intended business purpose of DRFS Singapore is primarily, but not limited to, further researching, developing, and, in the future, selling food products in Singapore, some of which may be plant based or cultured meats.

Currently, we operate through Dr. Foods Co., Ltd. and DRFS Singapore and share the same business plan as that of Dr. Foods Co., Ltd. and DRFS Singapore.

At this time, we neither rent nor own any properties. We utilize the office space and equipment of Next Meats Co., Ltd., as well as office space of our management, at no cost. Management estimates such amounts to be immaterial.

The Company has elected March 31st as its year end.

Overview

Currently, we operate through Dr. Foods Co., Ltd. and DRFS Singapore and share the same business plan as that of Dr. Foods Co., Ltd. and DRFS Singapore.

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

On January 12, 2022, Dr. Foods, Inc., a Nevada Company, Mama Foods Co., Ltd., a Japan Company, and White Knight Co., Ltd., a Japan Company entered into a non-definitive agreement, a “Letter of Intent”, whereas it was proposed that Dr. Foods, Inc., will acquire 100% of the controlling interest of Mama Foods Co., Ltd. from White Knight Co., Ltd. in exchange for $500,000 coupled with the issuance of 19,500,000 shares of restricted Preferred Stock to White Knight Co., Ltd. The issuance of shares shall be subject to the rules and limitations set forth by the Securities Act Rule 144. The terms of this non-definitive agreement may be subject to change.

On March 31, 2022, Dr. Foods, Inc. and Mama Foods mutually agreed to extend the terms of the non-definitive agreement 30 more days in order to provide more time to prepare the books and records of Mama Foods Co., Ltd. This extension period had expired without the books and records of Mama Foods Co., Ltd. having been prepared or progressed in any meaningful capacity. On May 6, 2022 the parties again agreed to extend the terms of the non-definitive agreement, however this time with an expiration date of June 30, 2022, or until, if agreed upon by all parties, further notice.

On June 30, 2022, the non-definitive agreement terminated without the books and records of Mama Foods Co., Ltd. having been prepared or progressed to the satisfaction of the Issuer. Upon termination, common management of both Mama Foods Co., Ltd. and Dr. Foods, Inc. verbally agreed to extend the letter of intent indefinitely until further notice.

Mama Foods, Co., Ltd. (“Mama Foods”) is a food company founded in Japan in 1958, currently offering customers in Japan wholesale and retail products centering on Japanese side dishes, from chilled foods to packed and sterilized food. Mama Foods uses ingredients carefully taken from natural kelp and bonito without adding any chemical seasonings, preservatives, coloring agents, etc. Mama Foods has two existing “in house” production facilities and produces 100% of its current product offerings. From time to time, it also produces products of other third parties, including certain products offered for sale by Next Meats Co., Ltd., such as “Next Kalbi 2.0”, a boneless short rib made from meat substitutes. Currently, Mama Foods employs approximately 44 individuals. In 2021, White Knight Co., Ltd. acquired 100% of Mama Foods from its prior controller, in exchange for approximately 1 million USD. The current website for Mama Foods, which includes additional information, can be found here: mama-foods.com/en/

The sole shareholder of Mama Foods is WKC which is owned and controlled by Koichi Ishizuka. Koichi Ishizuka is Chief Executive Officer, Chief Financial Officer, and Director of Dr. Foods, Inc., Mama Foods Co., Ltd. and White Knight Co., Ltd.

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

The Company does not intend to acquire Mama Foods Co., Ltd., under any terms, prior to the completion of its PCAOB audit for its past two fiscal years. We require that Mama Foods Co., Ltd.’s last two fiscal year ends, at minimum, be audited by a PCAOB.

There is a risk that the audit of Mama Foods Co., Ltd. is not completed at all, and/or that we never acquire Mama Foods Co., Ltd. Even if the acquisition of Mama Foods Co., Ltd. is completed, there is the possibility that the terms of this acquisition, which is non-definitive at this time, may not be considered favorable for the company and/or its shareholders. There are also risks we may not realize further revenues, that we do not grow our business at the rate we expect, that we are unable to fulfill our business agenda, that we are unable to add products to our current lineup, and numerous other risks associated with any start up stage company that one should consider before investing in our common stock. Any investment in our common stock is extremely high risk and should only be made by those who can afford the entire loss of their investment.

Currently Available Products

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

Dr. Foie Gras is made from a mix of plant products and certain spices and alcohol seasoning. Currently, the creation of Dr. Foie Gras has been completed to our satisfaction, and we are in the midst of acquiring a patent. Specifically, this patent relates to a process of fermenting nuts or beans (or a mixture of nuts and beans) with fungus. The application number is 2022-61974. It was filed on April 1, 2022 and is still pending review.

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

At the present time, Dr. Foie Gras is manufactured by Mama Foods Co., Ltd. The company sells the products of Mama Foods to its own customers, and Mama Foods fulfills the orders.

Product(s) in Active Development

All of the below products have development costs which are paid for jointly by Mama Foods Co., Ltd. and Dr. Foods. Specifically, at this time, Mama Foods Co., Ltd. is paying for machinery costs and for the cost of one support staff member, whereas Dr. Foods is paying for the salaries of Mr. Ido and Dr. Patuk, who are the individuals primarily responsible for development of the below products. The allocation of product development costs have not been formally decided, and may be altered at any time.

1. Vegan Caviar- Development of vegan caviar has completed, and we are in the midst of developing a machine for mass production.

2. Cultured Caviar- We obtain cultured fish fat from a Singapore company and we use this cultured fish fat to make cultured caviar. Development remains ongoing.

3. Vegan Truffle Butter- This product is created through a mixture of vegan butter and truffles. Development remains ongoing.

Pending Collaborative Development

1.  Next Kalbi Chips- We have entered into a collaborative effort wherein we dedicate our staff, along with the staff of Mama Foods Co., Ltd., to develop and produce Next Kalbi Chips (this is a short-rib style alternative meat product) for Next Meats Co., Ltd. When this product is finalized, Mama Foods Co., Ltd. plans to sell the Next Kalbi Chips to Next Meats Co., Ltd., who plan to then sell the Next Kalbi Chips to their clients.

Although our staff is collaborating with the development of the Next Kalbi Chips, at this point in time Dr. Foods, Inc., and its subsidiaries, will not generate any revenue, and do not benefit in any material way, from this collaborative effort. We believe that the only circumstance in which we would benefit from this arrangement would be if we were to acquire Mama Foods Co., Ltd. There is a risk that the audit of Mama Foods Co., Ltd. is not completed at all, and/or that we never acquire Mama Foods Co., Ltd. Even if the acquisition of Mama Foods Co., Ltd. is completed, there is the possibility that the terms of this acquisition, which is non-definitive at this time, may not be considered favorable for the company and/or its shareholders.

Other Collaborations

On or about April 7, 2022, the Company’s wholly owned subsidiary, Dr. Foods Co., Ltd., consummated a “Collaborative Research Agreement” (herein referred to as the “CRA”) with the National University Corporation Osaka University. Together with Osaka University, Dr Foods Co., Ltd. plans to research, develop, and take other related measures to evaluate the function of lab-grown meat. Specifically, both parties will endeavor to research the cultivation of animal cells, and evaluate the differences in functionality between livestock meat, lab-grown meat and meat substitutes. The agreement terminates on March 31, 2025. The collaborative efforts are planned to take place at the Matsuzaki Laboratory, located within the Department of Applied Chemistry, at the Graduate School of Engineering - Osaka University. Dr. Foods Co., Ltd. will bear responsibility for any direct expenses related to the CRA, which are estimated to be 2,000,000 Yen (approximately $15,623 at today’s exchange rate). To date, there are no material updates to report regarding this venture as no research efforts have yet to take place.

Suspended Product Development

As of March 2023, we have suspended development of microalgae foods. At this point in time, there are no plans to resume development of microalgae foods.

Marketing Strategy

Our marketing efforts have, thus far, been constrained to hosting two press conferences and we intend to publish press releases with any notable updates to our business activities. Any further marketing efforts remain, at this time, under consideration and we cannot state with any level of specificity when we will conduct additional marketing activities, or what those marketing activities may be.

Future Plans

Given the nature of our business is highly dependent upon the progress of our research and development of plant-based foods, it is possible that any and all plans may be either sped up, or experience a delay, depending on the progress of our research efforts. Further, when our products begin distribution, we may find that our plans may be materially altered, expanded, or curtailed as dictated by market forces at the time. As such, our future plans should be read as a framework, but not a guarantee that we will carry out any or all such operations in the indicated timeline.

At present our future plans are as follows:

We intend to offer our foie gras and caviar to various restaurants, hotels, and other venues over the remainder of the 2023 fiscal year. We intend to begin sales of our caviar and vegan truffle butter, but we cannot determine specifically when such sales efforts will commence. Further, we will also continue active development of additional products, although we cannot state with any certainty when such development efforts will be concluded.

Our CEO, Koichi Ishizuka, has been in verbal discussions with principals of various wedding and hotel venues, each of which indicated that they may be interested in offering our vegan foie gras as a menu option. It is important to note that no revenue has been realized to date from these discussions, and no written or verbal agreements have materialized as a result of these discussions. However, as mentioned, there is no guarantee that they will do so in the future.

We hope that by the conclusion of this fiscal year that we will have completed the acquisition of Mama Foods Co., Ltd., however, as previously stated, we cannot predict with any level of certainty when the PCAOB audit of Mama Foods Co., Ltd. will conclude, and therefore we cannot predict when we may be able to complete this acquisition. Prior to any acquisition of Mama Foods Co., Ltd., we require that Mama Foods Co., Ltd.’s last two fiscal year ends, at minimum, be audited by a PCAOB. There is a risk that the audit of Mama Foods Co., Ltd. is not completed at all, and/or that we never acquire Mama Foods Co., Ltd. Even if the acquisition of Mama Foods Co., Ltd. is completed, there is the possibility that the terms of this acquisition, which is non-definitive at this time, may not be considered favorable for the company and/or its shareholders.

Additionally, we are exploring the possibility of moving from the OTC Pink Tier onto the OTCQB. Such efforts are, at this stage, exploratory, and we cannot state with certainty when, or if, they will be concluded.

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

Our wholly subsidiary, Dr. Foods Co., Ltd. has three officers, Koichi Ishizuka, Chief Executive Officer, and two Executive Officers, Iaroslav Patuk and Hideo Fujioka. Currently, and as of April 2023, there is one Officer and Director of DRFS Singapore, which is Mr. Koichi Ishizuka. Any and all previous officers and directors of DRFS Singapore are no longer with DRFS Singapore.

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

Despite this, and other, competitors, we believe that we have competitive strengths which poise Dr. Foods, Inc. to become a prominent market participant in the plant based food industry going forward. Our wholly owned subsidiary Dr. Foods Co., Ltd., through which we operate at this time, is staffed with researchers with high technical capabilities from all over the world, and know-how to molecularly bind and form plant proteins from powder. Additionally, we believe that our goal to “save the next generation of ‘food’ through science and technology” is one that we believe resonates with an increasingly wellness conscious population that seeks to decrease many of the environmental issues facing the world today caused by, in what we believe is a considerable part, the existing meat market.

Item 1A. Risk Factors.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

At this time, we neither rent nor own any properties. We utilize the office space and equipment of Next Meats Co., Ltd., a Japanese Company, as well as office space of our management, at no cost. Management estimates such amounts to be immaterial.

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

Quarter Ended	High Bid	Low Bid
June 30, 2021 [1]	$9.02	$1.94
September 30, 2021	$14.20	$2.70
December 31, 2021	$9.12	$1.80
March 31, 2022	$3.94	$0.54
June 30, 2022	$0.94	$0.42
September 30, 2022	$3.78	$0.30
December 31, 2022	$0.959	$0.272
March 31, 2023	$0.45	$0.11

1 We were a party to a corporate reorganization, legally effective April 28, 2021. Information regarding this reorganization is detailed herein on page 4. Prior to this reorganization, we have no information to report pursuant to the above table. The quarter ending June 30, 2021 only includes data stemming back to April 28, 2021.

Holders

As of August 16, 2023, the Company has 13,708,699 shares of common stock issued and outstanding and 10,000 shares of Series Z preferred stock issued and outstanding, which number of issued and outstanding shares of common stock and preferred stock have been used throughout this report.

As of August 16, 2023, we have approximately 177 shareholders of record of our common stock. This is inclusive of Cede and Co., which is deemed to be one shareholder of record. For further clarification, Cede & Co. is currently defined by the “NASDAQ”, as “a Nominee name for The Depository Trust Company, a large clearing house that holds shares in its name for banks, brokers and institutions in order to expedite the sale and transfer of stock.”

Dividends and Share Repurchases

We have not paid any dividends to our shareholders. There are no restrictions which would limit our ability to pay dividends on common equity or that are likely to do so in the future.

Issuer Purchases of Equity Securities

None.

Equity Compensation Plan Information

Not applicable.

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

On or about May 31, 2022, we sold 1,538,462 shares of restricted Common Stock to SJ Capital Co., Ltd., a Japanese Company, for proceeds totaling approximately $769,231. The price paid per share of restricted Common Stock was approximately $0.50 per share. We believe SJ Capital Co., Ltd. may be deemed to be a related party as they hold over 10% of the shares of our class of Common Stock.

The proceeds from this sale are to be used by the Company for working capital.

On or about June 26, 2023, the company consummated an agreement for the sale of 593,811 shares of restricted Common Stock to Ultimate One LLC, a Japanese Company, at a price of $0.315 per share of Common Stock. The transaction was completed, and recorded by the Company’s transfer agent, on June 30, 2023. The total subscription amount paid by Ultimate One LLC was approximately $187,050. Ultimate One LLC is not a related party to the Company.

The proceeds from this sale are to be used by the Company for working capital.

The aforementioned sales of shares were conducted pursuant to Regulation S of the Securities Act of 1933, as amended ("Regulation S"). The sales of shares were made only to non-U.S. persons/entities (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

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

Liquidity and Capital Resources

As of March 31, 2023, we had cash and cash equivalents in the amount of $1,365, compared to $0 as of March 31, 2022. Currently, our cash balance is not sufficient to fund our operations and our revenues are not sufficient to cover our costs and expenses for any substantive period of time. We have been utilizing, and may utilize, funds from Koichi Ishizuka, our CEO. However, there is no formal agreement, arrangement or legal obligation to advance or loan funds to the company between Dr. Foods, Inc. and Koichi Ishizuka. We may also seek to sell shares of our common stock in order to fund our business activities. In order to implement our plan of operations for the next twelve-month period, we require further funding. Being a start-up stage company, we have very limited operating history. After a twelve-month period we may need additional financing but currently do not have any arrangements for such financing.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash we need, or cease operations entirely.

Revenues

For the year ended March 31, 2023, we generated revenue in the amount of $1,038. This revenue was generated as a result of commencing efforts to sell products, in this instance vegan foie gras, to customers. We are considered to be a reseller, as the products we offer are currently manufactured by Mama Foods Co., Ltd. (“Mama Foods”).

The sole shareholder of Mama Foods is White Knight Co., Ltd., a Japan entity, which is owned and controlled by Koichi Ishizuka. Koichi Ishizuka is Chief Executive Officer, Chief Financial Officer, and Director of Dr. Foods, Inc., Mama Foods Co., Ltd. and White Knight Co., Ltd.

For the year ended March 31, 2022, we generated no revenue, and we had not yet sold any products.

Net Loss

We recorded a net loss of $321,820 and $1,047,108 for the years ended March 31, 2023 and 2022, respectively. The variance in net loss is attributed to a decrease in general and administrative expenses during the March 31, 2023 fiscal year.

Cash flows

For the years ended March 31, 2023 and 2022, cash used in operating activities was $(293,628) and $(48,858) respectively. For both periods, it is the Company’s belief that the negative cash flow was primarily attributable to our incurred net loss.

For the years ended March 31, 2023 and 2022, cash provided by investing activities was $(527,675) and $0, respectively. The variance between periods is primarily attributable to a related party loan in the amount of $(710,700).

Total Liabilities

As of March 31, 2023 and 2022, we had total liabilities in the amount of $40,122 and $7,000, respectively. As of March 31, 2023, this was primarily attributable to accounts payable - related party, whereas as of March 31, 2022, which was primarily attributable to accrued expenses.

Additional Paid-In Capital

The Company’s sole officer and Director, Koichi Ishizuka, paid expenses on behalf of the company and its wholly owned subsidiary totaling $67,574 during the year ended March 31, 2023. These payments are considered contributions to the company with no expectation of repayment and are posted as additional paid-in capital.

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

Letter of Intent- Non-Definitive Agreement

On January 12, 2022, Dr. Foods, Inc., a Nevada Company, Mama Foods Co., Ltd., a Japan Company, and White Knight Co., Ltd., a Japan Company entered into a non-definitive agreement, a “Letter of Intent”, whereas it was proposed that Dr. Foods, Inc., will acquire 100% of the controlling interest of Mama Foods Co., Ltd. from White Knight Co., Ltd. in exchange for $500,000 coupled with the issuance of 19,500,000 shares of restricted Preferred Stock to White Knight Co., Ltd. The issuance of shares shall be subject to the rules and limitations set forth by the Securities Act Rule 144.

White Knight Co., Ltd. is a Japanese entity owned and controlled by Koichi Ishizuka.

Mama Foods, Co., Ltd. (“Mama Foods”) is a food company founded in Japan in 1958, currently offering customers in Japan wholesale and retail products centering on Japanese side dishes, from chilled foods to packed and sterilized food. Mama Foods uses ingredients carefully taken from natural kelp and bonito without adding any chemical seasonings, preservatives, coloring agents, etc. Mama Foods has two existing “in house” production facilities and produces 100% of its current product offerings. From time to time, it also produces products of other third parties, including certain products offered for sale by Next Meats Co., Ltd., such as “Next Kalbi 2.0”, a boneless short rib made from meat substitutes. Currently, Mama Foods employs approximately 44 individuals. In 2021, White Knight Co., Ltd. acquired 100% of Mama Foods from its prior controller, in exchange for approximately 1 million USD. The current website for Mama Foods, which includes additional information, can be found here: mama-foods.com/en/

On March 31, 2022, Dr. Foods, Inc. and Mama Foods mutually agreed to extend the terms of the non-definitive agreement 30 more days in order to provide more time to prepare the books and records of Mama Foods Co., Ltd. This extension period had expired without the books and records of Mama Foods Co., Ltd. having been prepared or progressed in any meaningful capacity. On May 6, 2022 the parties again agreed to extend the terms of the non-definitive agreement, however this time with an expiration date of June 30, 2022, or until, if agreed upon by all parties, further notice.

On June 30, 2022, the non-definitive agreement terminated without the books and records of Mama Foods Co., Ltd. having been prepared or progressed to the satisfaction of the Issuer. Upon termination, common management of both Mama Foods Co., Ltd. and Dr. Foods, Inc. verbally agreed to extend the letter of intent indefinitely until further notice.

The Company does not intend to acquire Mama Foods Co., Ltd., under any terms, prior to the completion of Mama Foods Co., Ltd.’s PCAOB audit for its past two fiscal years. We require that Mama Foods Co., Ltd.’s last two fiscal year ends, at minimum, be audited by a PCAOB.

The efforts to spearhead preparation of the books and records had been, and continues to be, led by Koichi Ishizuka who has outside business interests and other demands upon his time that limit his availability. It should also be noted that he does not have expertise in accounting matters. As such, the Company has engaged outside accounting expertise to assist in this process. The Company cannot state, with any level of certainty, when, or if, the books and records will be prepared to the satisfaction of the Issuer, and as such, when the books and records of Mama Foods Co., Ltd. will be fully audited by a PCAOB auditor.

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

There is a risk that the audit of Mama Foods Co., Ltd. is not completed at all, and/or that we never acquire Mama Foods Co., Ltd. Even if the acquisition of Mama Foods Co., Ltd. is completed, there is the possibility that the terms of this acquisition, which is non-definitive at this time, may not be considered favorable for the company and/or its shareholders.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

Pages

Report of Independent Registered Public Accounting Firm (PCAOB FIRM ID - 2738)	F2

Report of Former Independent Registered Public Accounting Firm (PCAOB FIRM ID - 5041)	F3

Consolidated Balance Sheets	F4

Consolidated Statements of Operations	F5

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)	F6

Consolidated Statements of Cash Flows	F7

Notes to Condensed Consolidated Financial Statements	F8-F9

- F1 -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Dr. Foods, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Dr. Foods, Inc. (the Company) as of March 31, 2023, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year ended March 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023, and the results of its operations and its cash flows for the year ended March 31, 2023, in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statement of Dr. Foods, Inc. as of March 31, 2022 were audited by other auditors whose report dated June 13, 2022 expressed an unqualified opinion on those statements.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company had a net loss from continuing operations and a working capital deficiency which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are discussed in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Going Concern

As discussed in Note 3 to the consolidated financial statements, the Company had a net loss from continuing operations and a working capital deficiency.

Auditing management’s evaluation of a going concern can be a significant judgement given the fact that the Company uses management estimates on future revenues and expenses which are not able to be substantiated.

To evaluate the appropriateness of the going concern, we examined and evaluated the financial information that was the initial cause along with management’s plans to mitigate going concern and management’s disclosure on going concern.

/s/ M&K CPAS, PLLC

M&K CPAS, PLLC

We have served as the Company’s auditor since 2023

Firm ID 2738

Houston, TX

August 16, 2023

- F2 -

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Dr. Foods, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Dr. Foods, Inc. as of March 31, 2022, the related statements of operations, stockholders' equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor from 2021 to 2022

Lakewood, CO

June 13, 2022

- F3 -

Dr. Foods, Inc.

Condensed Consolidated Balance Sheets

(Audited)

‘	March 31, 2023	March 31, 2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,365	$-
Accounts receivable - trade	384	-
Advance payments	567	-
Loan to related party	535,460	-
Interest Receivable - related party	4,402	-
TOTAL CURRENT ASSETS	542,178	-
TOTAL ASSETS	$542,178	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable, other	$7,396	$-
Accounts payable - related party	29,524	-
Accrued Expenses	2,705	7,000
Other current liabilities	497	-

TOTAL LIABILITIES	$40,122	$7,000

Stockholders’ Equity (Deficit)
Preferred stock ($0.0001 par value, 20,000,000 shares authorized; 10,000 issued and outstanding as of March 31, 2023 and March 31, 2022)	1	1
Common stock ($0.0001 par value, 4,800,000,000 shares authorized, 13,114,888 and 11,576,427 issued and outstanding as of March 31, 2023 and March 31, 2022, respectively)	1,312	1,158
Foreign currency translation adjustment	(23,683)	-
Additional paid-in capital	1,899,114	1,044,709
Accumulated deficit	(1,374,688)	(1,052,868)
Total Stockholders’ Equity (Deficit)	502,056	(7,000)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$542,178	$-

The accompanying notes are an integral part of these audited financial statements.

- F4 -

Dr. Foods, Inc.

Condensed Consolidated Statements of Operations

(Audited)

	Year Ended March 31, 2023	Year Ended March 31, 2022
Revenues
Revenues	$1,000	$-
Revenues - related party	38	-
Total Revenues	1,038	-
Cost of revenues	-	-
Gross Profit	$1,038	$-

Operating Expenses

General and administrative expenses	$326,423	$1,047,108
Total operating expenses	326,423	1,047,108

Income (loss) from operations	(325,385)	(1,047,108)

Other income (expense)
Interest income	$4,339	$-
Total other income (expense)	4,339	-

Net income (loss) before tax	(321,046)	(1,047,108)
Income tax expense	(774)	-

NET INCOME (LOSS)	$(321,820)	$(1,047,108)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	$(23,683)	$-

TOTAL COMPREHENSIVE INCOME (LOSS)	$(345,503)	$(1,047,108)

Income per common share
Basic	$(0.03)	$(0.10)
Diluted	$-	$-

Weighted average common shares outstanding
Basic	12,853,560	10,720,089
Diluted	-	-

The accompanying notes are an integral part of these audited financial statements.

- F5 -

Dr. Foods, Inc.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Period March 31, 2021 to March 31, 2023

(Audited)

	Common Shares	Par Value Common Shares	Series Z Preferred Shares	Par Value Series Z Preferred Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total

Balances, March 31, 2021	-	$-	-	$-	$2,010	$-	$(5,760)	$(3,750)
Common shares exchanged in merger and reorganization	11,576,427	1,158	-	-	(1,158)	-	-	-
Series Z preferred shares exchanged in merger and reorganization	-	-	10,000	1	999,999	-	-	1,000,000
Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	43,858	-	-	43,858
Net loss	-	-	-	-	-	-	(1,047,108)	(1,047,108)
Balances, March 31, 2022	11,576,427	$1,158	10,000	$1	$1,044,709	$-	$(1,052,868)	$(7,000)
Common shares sold	1,538,461	154	-	-	769,077	-	-	769,231
Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	67,574	-	-	67,574
Capital contributed by subsidiary	-	-	-	-	17,754	-	-	17,754
Net loss	-	-	-	-	-	-	(321,820)	(321,820)
Foreign currency translation	-	-	-	-	-	(23,683)	-	(23,683)
Balances, March 31, 2023	13,114,888	$1,312	10,000	$1	$1,899,114	$(23,683)	$(1,374,688)	$502,056

The accompanying notes are an integral part of these audited financial statements.

- F6 -

Dr. Foods, Inc.

Condensed Consolidated Statements of Cash Flows

(Audited)

	Year Ended March 31, 2023	Year Ended March 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(321,820)	$(1,047,108)
Adjustment to reconcile net loss to net cash used in operating activities:
Preferred stock issued	-	1,000,000
Changes in current assets and liabilities:
Accounts receivable	(379)	-
Advance payments	(558)	-
Accounts payable, other	29,692	-
Accounts payable, related party	7,504	-
Interest receivable	(4,338)	-
Accrued expenses	(4,234)	3,250
Other current liabilities	505	-
Net cash used in operating activities	(293,628)	(48,858)

CASH FLOWS FROM INVESTING ACTIVITIES
Loan to related party	(710,700)	-
Payments received from related party loan	183,025	-
Net cash used in investing activities	(527,675)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received for common shares	769,231	-
Contributed capital	85,328	43,858
Net cash provided by financing activities	854,559	43,858

Net effect of exchange rate changes on cash	(31,891)	-

Net change in cash	1,365	-
Beginning cash balance	-	-
Ending cash balance	$1,365	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these audited financial statements.

 - F7 -

Dr. Foods, Inc.

Notes to Condensed Consolidated Financial Statements

(Audited)

Note 1 - Organization and Description of Business

The Company was created for the sole purpose of participating in a Nevada holding company reorganization pursuant to NRS 92A.180, NRS 92A.200, NRS 92A.230 and NRS 92A.250. The constituent corporations in the Reorganization were Ambient Water Corporation (“AWGI” or “Predecessor”), Catapult Solutions, Inc. (“Successor”), and Catapult Merger Sub, Inc. (“Merger Sub”). Our now former director, Jeffrey DeNunzio, was the sole director/officer of each constituent corporation in the Reorganization, which is described below.

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

On July 20, 2021, the Company entered into a Share Purchase Agreement (the “Agreement”) by and among CRS Consulting, LLC, a Wyoming Limited Liability Company (“CRS”), White Knight Co., Ltd., a Japan Company (“WKC”), and Next Meats Holdings, Inc., a Nevada Company (“NXMH”), pursuant to which, on July 23, 2021, (“Closing Date”), CRS sold 10,000 shares of the Company’s Series Z Preferred Stock, representing, at the time, approximately 81.20% voting control of the Company; 5,000 shares of Series Z Preferred Stock were transferred to WKC and 5,000 shares of Series Z Preferred Stock were transferred to NXMH. WKC and NXMH paid consideration of three hundred seventy-five thousand dollars ($375,000) (the “Purchase Price”). The consummation of the transactions contemplated by the Agreement resulted in a change in control of the Company, with WKC and NXMH, becoming the Company’s largest controlling stockholders at the time of the transaction.

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

At this time, our wholly subsidiary, Dr. Foods Co., Ltd. has three officers, Koichi Ishizuka, Chief Executive Officer, and two Executive Officers, Iaroslav Patuk and Hideo Fujioka.

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

The Collaboration Agreement is for a period of two years and may be renewed thereafter under the same terms for additional one year terms unless terminated in writing, with three months’ notice, by either party. The Collaboration Agreement, amongst other things, details the terms and conditions by which Next Meats Co., Ltd. and Dr. Foods Co., Ltd. may co-develop, cooperate and contribute towards the development of new products and technologies. The specific allotment of tasks per project was supposed to be determined in writing by each party at the outset of collaborative efforts. To date, no specific details have been committed to writing, despite the fact that collaborative efforts have begun. It has been verbally determined that Dr. Foods Co., Ltd. will primarily, although not exclusively, contribute to research and development, and Next Meats Co., Ltd. will primarily, although not exclusively, contribute to distribution of new products/technologies. Costs pursuant to the collaborative efforts of the partners are, anticipated to be, the respective responsibility of the party responsible for fulfilling such tasks.

On November 3, 2021, we began trading under the symbol DRFS. The new CUSIP number associated with our common stock, as of the market effective date of November 3, 2021, is 26140D107.

On January 12, 2022, Dr. Foods, Inc., a Nevada Company, Mama Foods Co., Ltd., a Japan Company, and White Knight Co., Ltd., a Japan Company entered into a non-definitive agreement, a “Letter of Intent”, whereas it was proposed that Dr. Foods, Inc., will acquire 100% of the controlling interest of Mama Foods Co., Ltd. from White Knight Co., Ltd. in exchange for $500,000 coupled with the issuance of 19,500,000 shares of restricted Preferred Stock to White Knight Co., Ltd. The issuance of shares shall be subject to the rules and limitations set forth by the Securities Act Rule 144.

White Knight Co., Ltd. is a Japanese entity owned and controlled by Koichi Ishizuka.

Mama Foods, Co., Ltd. (“Mama Foods”) is a food company founded in Japan in 1958, currently offering customers in Japan wholesale and retail products centering on Japanese side dishes, from chilled foods to packed and sterilized food. In 2021, White Knight Co., Ltd. acquired 100% of Mama Foods from its prior controller, in exchange for approximately 1 million USD.

On March 31, 2022, Dr. Foods, Inc. and Mama Foods mutually agreed to extend the terms of the non-definitive agreement 30 more days in order to provide more time to prepare the books and records of Mama Foods Co., Ltd. This extension period had expired without the books and records of Mama Foods Co., Ltd. having been prepared or progressed in any meaningful capacity. On May 6, 2022 the parties again agreed to extend the terms of the non-definitive agreement, however this time with an expiration date of June 30, 2022, or until, if agreed upon by all parties, further notice.

On June 30, 2022, the non-definitive agreement terminated without the books and records of Mama Foods Co., Ltd. having been prepared or progressed to the satisfaction of the Issuer. Upon termination, common management of both Mama Foods Co., Ltd. and Dr. Foods, Inc. verbally agreed to extend the letter of intent indefinitely until further notice.

The efforts to spearhead preparation of the books and records had been, and continues to be, led by Koichi Ishizuka who has outside business interests and other demands upon his time that limit his availability. It should also be noted that he does not have expertise in accounting matters. As such, the Company has engaged outside accounting expertise to assist in this process. The Company cannot state, with any level of certainty, when, or if ever, the books and records will be prepared to the satisfaction of the Issuer, and as such, when the books and records of Mama Foods Co., Ltd. will be fully audited by a PCAOB auditor.

The Company cannot estimate with any level of certainty how long the aforementioned audit of Mama Foods Co., Ltd. may take to complete. The Company does not intend to acquire Mama Foods Co., Ltd., under any terms, prior to the completion of its PCAOB audit.

There is a risk that the audit of Mama Foods Co., Ltd. is not completed at all, and/or that DRFS never acquires Mama Foods Co., Ltd. Even if the acquisition of Mama Foods Co., Ltd. is completed, there is the possibility that the terms of this acquisition, which is non-definitive at this time, may not be considered favorable for the company and/or its shareholders.

In February of 2022, our majority shareholders executed a resolution to ratify, affirm, and approve an amendment to our Certificate of Incorporation, increasing the authorized shares of our Common Stock from 2,400,000,000 to 4,800,000,000. The Amendment was filed with the Nevada Secretary of State on February 22, 2022, effective immediately upon filing.

On or about April 7, 2022, the Company’s wholly owned subsidiary, Dr. Foods Co., Ltd., consummated a “Collaborative Research Agreement” (herein referred to as the “CRA”) with the National University Corporation Osaka University. Together with Osaka University, Dr Foods Co., Ltd. plans to research, develop, and take other related measures to evaluate the function of lab-grown meat. Specifically, both parties will endeavor to research the cultivation of animal cells, and evaluate the differences in functionality between livestock meat, lab-grown meat and meat substitutes. The agreement terminates on March 31, 2025. The collaborative efforts are planned to take place at the Matsuzaki Laboratory, located within the Department of Applied Chemistry, at the Graduate School of Engineering - Osaka University. Dr. Foods Co., Ltd. will bear responsibility for any direct expenses related to the CRA, which are estimated to be 2,000,000 Yen (approximately $15,623 at today’s exchange rate). To date, there are no material updates to report regarding this venture as no research efforts have yet to take place.

On or about July 1, 2022, NXMH sold 5,000 shares of Series Z Preferred Stock of DRFS, to WKC, at a price of approximately $147,624 USD (20,000,000 Japanese Yen) (“The Share Purchase Agreement”). WKC is owned and controlled by our Chief Executive Officer, Koichi Ishizuka. WKC is deemed to be an accredited investor. The purchase of shares was made for investment purposes. The consummation of the transaction contemplated by the Share Purchase Agreement resulted in NXMH no longer having an equity position in DRFS and with WKC becoming the largest controlling shareholder of DRFS.

On July 11, 2022, DRFS dismissed its independent registered public accounting firm, BF Borgers CPA PC (“BFG”) effective immediately. This decision was approved by the Company’s Board of Directors, comprised solely of Koichi Ishizuka.

On July 11, 2022, the Company engaged M&K CPAS, PLLC (“M&K”) as its new independent registered public accountant for the fiscal year ending March 31, 2023. This decision was approved by the Company’s Board of Directors, comprised solely of Koichi Ishizuka.

On September 13, 2022, the Company filed a certificate of change (the “certificate”) with the Nevada Secretary of State to effect a reverse stock split (the “stock split”), whereas every 200 shares of the Company’s issued and outstanding common stock would be automatically converted into one issued and outstanding share of common stock, without any change in the par value per share. The effective date of the certificate was September 21, 2022. Fractional shares as a result of the stock split were rounded up to the nearest whole number. The stock split affected all shares of the Company’s common stock outstanding immediately prior to the effective time of the stock split. The authorized shares prior and following the stock split remain the same at 4,800,000,000 shares of common stock, par value $0.0001 per share. Immediately prior to the stock split, we had 2,622,968,890 shares of common stock issued and outstanding. Immediately following the September 21, 2022 effective date of the stock split, we had 13,114,888 shares of common stock issued and outstanding. The effective date listed on the Certificate of September 21, 2022 differs from the Market Effective Date of the Reverse Stock Split, which was on September 28, 2022. The FINRA Daily List Announcement Date was on September 27, 2022. Our new CUSIP number for our shares of Common Stock is 26140D206.

On or about October 17, 2022, we incorporated DR FOODS (S) PTE. LTD., a Singapore Private Company limited by shares. DR FOODS (S) PTE. LTD., which may be referred to herein as, “DRFS Singapore” is now a wholly owned subsidiary of the Company. Currently, and as of April 2023, there is one Officer and Director of DRFS Singapore, which is Mr. Koichi Ishizuka. Any and all previous officers and directors of DRFS Singapore are no longer with DRFS Singapore.

The intended business purpose of DRFS Singapore is primarily, but not limited to, further researching, developing, and, in the future, selling food products in Singapore, some of which may be plant based or cultured meats.

Currently, we operate through Dr. Foods Co., Ltd. and DRFS Singapore and share the same business plan as that of Dr. Foods Co., Ltd. and DRFS Singapore.

At this time, we neither rent nor own any properties. We utilize the office space and equipment of Next Meats Co., Ltd., as well as office space of our management, at no cost. Management estimates such amounts to be immaterial.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents on March 31, 2023, and March 31, 2022, were $1,365 and $0, respectively.

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

Revenue from product sales

We have a performance obligation to arrange for the delivery of the goods to our customers by the suppliers we contract to manufacture the goods.

We recognize revenue when the goods are delivered by the supplier to the customer.

For our primary transaction-based revenue sources, a net presentation (i.e., amounts billed to customers less amounts paid to suppliers) as suppliers are primarily responsible for providing the underlying revenue. is appropriate for most of our earnings transactions. We do not control the goods that our suppliers offer to our customers.

Revenue for products is recognized when the products are delivered to the customer and the customer completes the product inspection. Cash receipts for undelivered products are recorded as deferred revenues. As of March 31, 2023 and 2022, the Company had no deferred revenues related to product sales.

Revenue – related party

During the period ended March 31, 2023, revenue totaling approximately $38 was recognized from sales to related party WB Burgers Japan Co. Ltd. (hereinafter referred to as “WBBJ”). WBBJ is considered as a related party due to the fact that Koichi Ishizuka, CEO of the Company, indirectly controls WBBJ through his share ownership of WB Burgers Asia, Inc. The terms and conditions applied to the above transactions were the same as those applied to sales to customers not related to the Company.

The Company’s revenue consists of food product sales through its subsidiary, Dr. Foods Co., Ltd.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized on March 31, 2023 and 2022.

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

The Company does not have any potentially dilutive instruments as of March 31, 2023 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2023. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

- F8 -

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

The Company had no stock-based compensation plans as of March 31, 2023, and March 31, 2022.

The Company’s stock-based compensation for the periods ended March 31, 2023 and March 31, 2022 was $0 and $1,000,000, respectively.

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

Note 4 - Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of March 31, 2023, the Company has incurred a net loss of approximately $1,374,688 which resulted in a net operating loss for income tax purposes.  The loss results in a deferred tax asset of approximately $288,684 at the effective statutory rate of 21%. The deferred tax asset has been offset by an equal valuation allowance. Given our inception on February 26, 2021, and our fiscal year end of March 31, 2023, we have completed three taxable fiscal years.

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not.  In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company has incurred a net operating loss carryforward of $1,374,688  which begins expiring in 2036. The Company has adopted ASC 740, “Accounting for Income Taxes”, as of its inception. Pursuant to ASC 740 the Company is required to compute tax asset benefits for non-capital losses carried forward. The potential benefit of the net operating loss has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the loss carried forward in future years.

Significant components of the Company’s deferred tax assets are as follows:

	March 31,

	2023	2022
Deferred tax asset, generated from net operating loss	$288,684	$222,102
Valuation allowance	(288,684)	(222,102)
	$—	$—

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate 21.0%	21.0%
Increase in valuation allowance (21.0%)	(21.0%)
Effective income tax rate 0.0%	0.0%

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years

Note 5 - Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of March 31, 2023 other than the below:

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

Dr. Foods Co., Ltd. intends to conduct research and development of new food products pursuant to the Collaboration Agreement.

On January 12, 2022, Dr. Foods, Inc., Mama Foods Co., Ltd. (“Mama Foods”), a Japan Company, and White Knight Co., Ltd. (“WKC”) entered into a non-definitive agreement, a “Letter of Intent”, whereas it is proposed that Dr. Foods, Inc., will acquire 100% of the controlling interest of Mama Foods from WKC in exchange for $500,000 coupled with the issuance of 19,500,000 shares of restricted Preferred Stock to WKC. The issuance of shares shall be subject to the rules and limitations set forth by the Securities Act Rule 144. Mama Foods is a food company founded in Japan in 1958, currently offering customers in Japan wholesale and retail products centering on Japanese side dishes, from chilled foods to packed and sterilized food. Mama Foods uses ingredients carefully taken from natural kelp and bonito without adding any chemical seasonings, preservatives, coloring agents, etc. Mama Foods has two existing “in house” production facilities and produces 100% of its current product offerings. From time to time, it also produces products of other third parties, including certain products offered for sale by Next Meats Co., Ltd., such as “Next Kalbi 2.0”, a boneless short rib made from meat substitutes. Currently, Mama Foods employs approximately 44 individuals. In 2021, WKC acquired 100% of Mama Foods from its prior controller, in exchange for approximately 1 million USD.

The terms of the aforementioned non-definitive agreement may change given the non-definitive agreement is not definitive in nature.

The sole shareholder of Mama Foods is WKC which is owned and controlled by Koichi Ishizuka. Koichi Ishizuka is Chief Executive Officer, Chief Financial Officer, and Director of Dr. Foods, Inc., Mama Foods Co., Ltd. and White Knight Co., Ltd.

Note 6 - Shareholder Equity

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.0001. There were 10,000 Series Z Preferred Stock and 0 shares of preferred stock issued and outstanding as of March 31, 2023, and March 31, 2022, respectively. Series Z Preferred Stock has no conversion rights to any other class, and every vote of Series Z Preferred Stock has voting rights equal to 1,000,000 votes of Common Stock.

At the time of the reorganization 10,000 shares of Series Z Preferred Stock were converted and exchanged for preferred shares   of   Dr. Foods, Inc. The shares issued and outstanding at the time by CRS Consulting, LLC, were originally issued for services rendered.

On July 20, 2021, the Company entered into a Share Purchase Agreement (the “Agreement”) by and among CRS, White Knight Co., Ltd., a Japan Company (“WKC”), and Next Meats Holdings, Inc., a Nevada Company (“NXMH”), pursuant to which, CRS sold 10,000 shares of the Company’s Series Z Preferred Stock, representing approximately, at the time, 81.20% voting control of the Company; 5,000 shares of Series Z Preferred Stock were transferred to WKC and 5,000 shares of Series Z Preferred Stock were transferred to NXMH (see Note 1).

Common Stock

The authorized common stock of the Company consists of 4,800,000,000 shares with a par value of $0.0001. There were 13,114,888 and 11,576,427 shares of common stock issued and outstanding as of March 31, 2023, and March 31, 2022, respectively.

At the time of reorganization, April 28, 2021, former shareholders of Ambient Water Corporation became shareholders of Catapult Solutions, Inc., representing all the common shares outstanding at that time.

On or about May 31, 2022, we sold 1,538,461 shares of restricted Common Stock to SJ Capital Co., Ltd., a Japanese Company, for proceeds totaling approximately $769,231.

On September 21, 2022, the Company completed a reverse stock split whereas every 200 shares of the Company’s issued and outstanding common stock were automatically converted into one issued and outstanding share of common stock, without any change in the par value per share. Immediately prior to the Stock Split, we had 2,622,968,890 shares of Common Stock issued and outstanding. Immediately following September 21, 2022, we had 13,114,888 shares of Common Stock issued and outstanding (see Note 1). These financial reports reflect the 200 to 1 reverse stock split for all periods for comparative purposes.

Additional Paid-In Capital

The Company’s sole officer and Director, Koichi Ishizuka, paid expenses on behalf of the company and its wholly owned subsidiary totaling $85,328 during the year ended March 31, 2023. These payments are considered contributions to the company with no expectation of repayment and are posted as additional paid-in capital.

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

Note 7 – Related Party

Note Receivable

During the period ended March 31, 2023, the Company loaned approximately $721,186 to related party White Knight Co., Ltd (“White Knight”). White Knight is controlled by our sole director, Koichi Ishizuka. During this same period, the White Knight repaid approximately $185,726 to the Company. In addition, loan interest totaling approximately $7,493 was accrued on the loan and is payable by White Knight to the Company. This note receivable from White Knight is planned to be part of the consideration for the future planned acquisition of Mama Foods Co., Ltd.

Accounts payable

During the period ended March 31, 2023, related party White Knight and our sole officer and director invoiced the Company for expenses paid on the behalf of the Company totaling approximately $29,524.

Additional paid-in capital

The Company’s sole officer and Director, Koichi Ishizuka, paid expenses on behalf of the company and its wholly owned subsidiary totaling $67,574 during the year ended March 31, 2023. These payments are considered contributions to the company with no expectation of repayment and are posted as additional paid-in capital. These payments are considered contributions to the company with no expectation of repayment and are posted as additional paid-in capital.

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

Note 8 - Subsequent Events

On or about June 26, 2023, the company consummated an agreement for the sale of 593,811 shares of restricted Common Stock to Ultimate One LLC, a Japanese Company, at a price of $0.315 per share of Common Stock. The transaction was completed, and recorded by the Company’s transfer agent, on June 30, 2023. The total subscription amount paid by Ultimate One LLC was approximately $187,050. Ultimate One LLC is not a related party to the Company.

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

- F9 -

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

Our Chief Executive Officer, Koichi Ishizuka, has reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by the report March 31, 2023 and has concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of disclosure controls and procedures.

Our management, with the participation of Koichi Ishizuka, our Chief Executive Officer, who also serves as our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation, Koichi Ishizuka, who serves as our Chief Executive Officer and Chief Financial Officer, concluded that, as a result of the material weaknesses described below, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

a)	Due to our small size, we did not have sufficient personnel in our accounting and financial reporting functions. As a result, we were not able to achieve adequate segregation of duties and were not able to provide for adequate review of the financial statements. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the consolidated financial statements will not be prevented or detected on a timely basis; and

b)                   We lacked sufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of U.S. GAAP and SEC disclosure requirements and the approval of related party transactions.

We also intend to create written policies and procedures for accounting and financial reporting with respect to the requirements and application of U.S. GAAP and SEC disclosure requirements in the future.

We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

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

Changes in Internal Control

There have been no changes in internal controls over the financial reporting that occurred during the fiscal quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Mr. Koichi Ishizuka, Age 52 - Chief Executive Officer, Chief Financial Officer, President, Director, Secretary, and Treasurer

Background of Mr. Koichi Ishizuka

Mr. Koichi Ishizuka attended the University of Aoyama Gakuin where he received his MBA in 2004. Several years later in 2011 he graduated from the Advanced Management Program at Harvard School of Business. Following Mr. Ishizuka’s formal education, he took a position as the head of marketing with Thomson Reuters, a mass media and information firm. Thereafter, he served as the CEO of Xinhua Finance Japan in 2006, Fate Corporation in 2008, and LCA Holdings., Ltd in 2009. Currently, Mr. Ishizuka serves as the Chief Executive Officer of OFF Line Co., Ltd., Photozou Co., Ltd., Photozou Holdings, Inc., Photozou Koukoku Co., Ltd., Off Line International, Inc. and OFF Line Japan Co., Ltd. He has held the position of CEO with OFF Line Co., Ltd. since 2013, Photozou Co., Ltd since 2016, Photozou Holdings, Inc since 2017, Photozou Koukoku Co., Ltd. since 2017, Zentrum Holdings, Inc. (formerly known as Off Line International, Inc.) since 2019 and OFF Line Japan Co., Ltd. since 2018. On November 18, 2020 he was appointed as Chief Financial Officer and Director, and on December 28, 2021 he was appointed Chief Executive Officer, of Next Meats Holdings, Inc.; he holds both positions to this date. Koichi Ishizuka also has an equity interest in Next Meats Holdings, Inc. Koichi Ishizuka is also Chief Financial Officer of Next Meats Co., Ltd., a Japanese alternative meat company. Since its inception on April 14, 2021, Koichi Ishizuka has served as CEO of WB Burgers Japan Co., Ltd., a Japanese Company. On May 7, 2021, Mr. Koichi Ishiukza was appointed as the Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director of Business Solutions Plus, Inc., which is now known as WB Burgers Asia, Inc. On July 23, 2021, Mr. Ishizuka was appointed as Chief Executive Officer, Chief Financial Officer, President, Treasurer and Director of Dr. Foods, Inc. (formerly known as Catapult Solutions, Inc.). On March 21, 2022, Mr. Ishizuka was appointed as the Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director of Perfect Solutions Group, Inc.

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

Item 11. Executive Compensation.

Summary Compensation Table

Name and principal position (a)	As of March 31, (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-equity incentive plan compensation ($) (g)	Non-qualified deferred compensation earnings ($) (h)	All other compensation ($) (i)	Total ($) (j)

Jeffrey DeNunzio, Former Sole Officer and Director	2022	-	-	-	-	-	-	-	-
	2023	-	-	-	-	-	-	-	-
Koichi Ishizuka, Sole Officer and Director	2022	-	-	-	-	-	-	-	-
	2023	-	-	-	-	-	-	-	-

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of August 16, 2023, the Company has 13,708,699 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report. The below table is as of August 16, 2023.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Voting Shares of Preferred Stock	Preferred Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned
Executive Officers and Directors
Koichi Ishizuka [1] 3F K’s Minamiaoyama 6-6-20-Minamiaoyama, Minato-ku Tokyo, Japan	0	0%	10,000	100%	99.86%
5% or Greater Shareholders
White Knight Co., Ltd. [1] 3F K’s Minamiaoyama 6-6-20-Minamiaoyama, Minato-ku Tokyo, Japan	0	0%	10,000	100%	99.86%
SJ Capital Co., Ltd. 3-1-9, Kawara-machi, Chuo-ku, Osaka, Japan	1,538,462	11.22%	0	0%	0.00%

1 Koichi Ishizuka is our sole officer and director as of the date of this report. He also owns and controls White Knight Co., Ltd., a Japan entity. Via his ownership and control of White Knight Co., Ltd., Koichi Ishizuka is the beneficial owner of 10,000 shares of Series Z Preferred Stock. Series Z Preferred Stock has no conversion rights to any other class, and every vote of Series Z Preferred Stock has voting rights equal to 1,000,000 votes of Common Stock.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Additional Paid-In Capital

The Company’s sole officer and Director, Koichi Ishizuka, paid expenses on behalf of the company and its wholly owned subsidiary totaling $67,574 during the year ended March 31, 2023. These payments are considered contributions to the company with no expectation of repayment and are posted as additional paid-in capital.

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

Office Space

We utilize the office space and equipment of Next Meats Co., Ltd., as well as office space of our management, at no cost. Management estimates such amounts to be immaterial.

Sale of Stock

On or about May 31, 2022, we sold 1,538,462 shares of restricted Common Stock to SJ Capital Co., Ltd., a Japanese Company, for proceeds totaling approximately $769,231. The price paid per share of restricted Common Stock was approximately $0.50 per share. We believe SJ Capital Co., Ltd. may be deemed to be a related party as they hold over 10% of the shares of our class of Common Stock.

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

Collaborative Agreement

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

Next Meats Co., Ltd. is a wholly owned subsidiary of Next Meats Holdings, Inc., a Nevada Corporation. Koichi Ishizuka is Chief Executive Officer, Chief Financial Officer, President, Secretary, and Director of Next Meats Holdings, Inc.

Other Information

On January 12, 2022, Dr. Foods, Inc., a Nevada Company, Mama Foods Co., Ltd., a Japan Company, and White Knight Co., Ltd., a Japan Company entered into a non-definitive agreement, a “Letter of Intent”, whereas it was proposed that Dr. Foods, Inc., will acquire 100% of the controlling interest of Mama Foods Co., Ltd. from White Knight Co., Ltd. in exchange for $500,000 coupled with the issuance of 19,500,000 shares of restricted Preferred Stock to White Knight Co., Ltd. The issuance of shares shall be subject to the rules and limitations set forth by the Securities Act Rule 144. The terms of this non-definitive agreement may be subject to change.

On March 31, 2022, Dr. Foods, Inc. and Mama Foods mutually agreed to extend the terms of the non-definitive agreement 30 more days in order to provide more time to prepare the books and records of Mama Foods Co., Ltd. This extension period expired without the books and records of Mama Foods Co., Ltd. having been prepared or progressed in any meaningful capacity. On May 6, 2022 the parties again agreed to extend the terms of the non-definitive agreement, however this time with an expiration date of June 30, 2022, or until, if agreed upon by all parties, further notice.

On June 30, 2022, the non-definitive agreement terminated without the books and records of Mama Foods Co., Ltd. having been prepared or progressed to the satisfaction of the Issuer. Upon termination, common management of both Mama Foods Co., Ltd. and Dr. Foods, Inc. verbally agreed to extend the letter of intent indefinitely until further notice.

Mama Foods, Co., Ltd. (“Mama Foods”) is a food company founded in Japan in 1958, currently offering customers in Japan wholesale and retail products centering on Japanese side dishes, from chilled foods to packed and sterilized food. Mama Foods uses ingredients carefully taken from natural kelp and bonito without adding any chemical seasonings, preservatives, coloring agents, etc. Mama Foods has two existing “in house” production facilities and produces 100% of its current product offerings. From time to time, it also produces products of other third parties, including certain products offered for sale by Next Meats Co., Ltd., such as “Next Kalbi 2.0”, a boneless short rib made from meat substitutes. Currently, Mama Foods employs approximately 44 individuals. In 2021, White Knight Co., Ltd. acquired 100% of Mama Foods from its prior controller, in exchange for approximately 1 million USD. The current website for Mama Foods, which includes additional information, can be found here: mama-foods.com/en/

The sole shareholder of Mama Foods is WKC which is owned and controlled by Koichi Ishizuka. Koichi Ishizuka is Chief Executive Officer, Chief Financial Officer, and Director of Dr. Foods, Inc., Mama Foods Co., Ltd. and White Knight Co., Ltd.

Currently, the Company is pending moving forward with the acquisition of Mama Foods Co., Ltd. as Mama Foods Co., Ltd. has yet to complete a PCAOB audit of its financial statements for the last two fiscal years.

The Company does not intend to acquire Mama Foods Co., Ltd., under any terms, prior to the completion of its PCAOB audit for its past two fiscal years. We require that Mama Foods Co., Ltd.’s last two fiscal year ends, at minimum, be audited by a PCAOB auditor.

At this time, the audit of Mama Foods Co., Ltd. is actively taking place by M&K CPAS, PLLC (“M&K”). However, we understand that progress has been minimal. The exchange of information between Mama Foods Co., Ltd. and M&K has been spearheaded by Koichi Ishizuka, who has minimal time, resources, and expertise to expedite such a process. Koichi Ishizuka has also engaged the services of an accounting professional to better facilitate the exchange of information and communication, however, as mentioned, such efforts have been slow going and progress has been minimal as it relates to the completion of an audit. The Company cannot estimate with any level of certainty how long the audit of Mama Foods Co., Ltd. may take to complete, or if ever it will be completed at all. The Company does not intend to acquire Mama Foods Co., Ltd., under any terms, prior to the completion of its PCAOB audit.

There is a risk that the audit of Mama Foods Co., Ltd. is not completed at all, and/or that we never acquire Mama Foods Co., Ltd. Even if the acquisition of Mama Foods Co., Ltd. is completed, there is the possibility that the terms of this acquisition, which is non-definitive at this time, may not be considered favorable for the company and/or its shareholders.

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

Services rendered by our principal accountants with respect to our last two fiscal year ends, each having ended March 31st.

		2023	2022
Audit fees	BF Borgers CPA PC	$-	$13,250
Audit related fees	BF Borgers CPA PC	$-	$-
Audit fees	M&K CPAS, PLLC	$15,000	$-
Audit related fees	M&K CPAS, PLLC	$-	$-
Tax fees		-	-
All other fees		-	-

Total		$15,000	$13,250

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

(b) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.11	Certificate of Amendment (2)

3.12	Certificate of Amendment (3)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-K for the year ended March 31, 2023 (4)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)

101.INS	XBRL Instance Document (5)

101.SCH	XBRL Taxonomy Extension Schema (5)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (5)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (5)

101.LAB	XBRL Taxonomy Extension Label Linkbase (5)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (5)

(1)	Filed as an exhibit to the Company's Form 10-12G, as filed with the SEC on May 3, 2021, and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company's Form 8-K, as filed with the SEC on August 25, 2021, and incorporated herein by this reference.
(3)	Filed as an exhibit to the Company's Form 8-K, as filed with the SEC on February 23, 2022, and incorporated herein by this reference.
(4)	Filed herewith.
(5)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dr. Foods, Inc.

(Registrant)

By: /s/ Koichi Ishizuka

Koichi Ishizuka, Chief Executive Officer, Chief Financial Officer, Director

Dated: August 16, 2023

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Koichi Ishizuka

Koichi Ishizuka, Chief Executive Officer, Chief Financial Officer, Director

Dated: August 16, 2023