Form 10-Q
period 2023-06-30
Dr. Foods, Inc.
filed 2023-09-11
CIK 1857910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2023

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

As of September 11, 2023, there were 13,708,699 shares of Common Stock and 10,000 shares of Series Z Preferred Stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Dr. Foods, Inc.

Consolidated Balance Sheets

	June 30, 2023	March 31, 2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$82,295	$1,365
Accounts receivable - trade	2,169	384
Advance payments	-	567
Loan to related party	596,593	535,460
Interest Receivable - related party	5,301	4,402
TOTAL CURRENT ASSETS	686,358	542,178
TOTAL ASSETS	$686,358	$542,178

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable, other	$4,560	$7,396
Accounts payable - related party	83,476	29,524
Accrued Expenses	-	2,705
Other current liabilities	194	497

TOTAL LIABILITIES	$88,230	$40,122

Stockholders’ Equity (Deficit)
Preferred stock ($0.0001 par value, 20,000,000 shares authorized; 10,000 issued and outstanding as of June 30, 2023 and March 31, 2023)	1	1
Common stock ($0.0001 par value, 4,800,000,000 shares authorized, 13,708,699 and 13,114,888 issued and outstanding as of June 30, 2023 and March 31, 2023, respectively)	1,371	1,312
Foreign currency translation adjustment	(68,795)	(23,683)
Additional paid-in capital	2,108,601	1,899,114
Accumulated deficit	(1,443,050)	(1,374,688)
Total Stockholders’ Equity (Deficit)	598,128	502,056

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$686,358	$542,178

The accompanying notes are an integral part of these unaudited financial statements.

Dr. Foods, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months June 30, 2023	Three Months June 30, 2022
Revenues
Revenues	$616	$-
Total Revenues	616	-
Cost of revenues	-	-
Gross Profit	$616	$-

Operating Expenses

General and administrative expenses	$70,293	$52,531
Total operating expenses	70,293	52,531

Income (loss) from operations	(69,677)	(52,531)

Other income (expense)
Interest income	$1,315	$-
Total other income (expense)	1,315	-

Net income (loss) before tax	(68,362)	(52,531)
Income tax expense	-	-

NET INCOME (LOSS)	$(68,362)	$(52,531)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	$(45,112)	$(35,282)

TOTAL COMPREHENSIVE INCOME (LOSS)	$(113,474)	$(87,813)

Income per common share
Basic and diluted	$(0.01)	$(0.00)

Weighted average common shares outstanding
Basic and diluted	13,278,023	12,077,227

The accompanying notes are an integral part of these unaudited financial statements.

Dr. Foods, Inc.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Period Ending June 30, 2023

(Unaudited)

	Common Shares	Par Value Common Shares	Series Z Preferred Shares	Par Value Series Z Preferred Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total

Balances, March 31, 2023	13,114,888	$1,312	10,000	$1	$1,899,114	$(23,683)	$(1,374,688)	$502,056
Common shares sold	593,811	59	-	-	186,991	-	-	187,050
Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	22,496	-	-	22,496
Net loss	-	-	-	-	-	-	(68,362)	(68,362)
Foreign currency translation	-	-	-	-	-	(45,112)	-	(45,112)
Balances, June 30, 2023	13,708,699	$1,371	10,000	$1	$2,108,601	$(68,795)	$(1,443,050)	$598,128

Dr. Foods, Inc.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Period Ending June 30, 2022

(Unaudited)

	Common Shares	Par Value Common Shares	Series Z Preferred Shares	Par Value Series Z Preferred Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total

Balances, March 31, 2022	11,576,427	$1,158	10,000	$1	$1,044,709	$-	$(1,052,868)	$(7,000)
Common shares sold	1,538,462	154	-	-	769,077	-	-	769,231
Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	34,505	-	-	34,505
Net loss	-	-	-	-	-	-	(52,531)	(52,531)
Foreign currency translation	-	-	-	-	-	(35,282)	-	(35,282)
Balances, June 30, 2022	13,114,888	$1,312	10,000	1	$1,848,004	$(35,282)	$(1,105,399)	$708,923

The accompanying notes are an integral part of these unaudited financial statements.

Dr. Foods, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months June 30, 2023	Three Months June 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(68,362)	$(52,531)
Adjustment to reconcile net loss to net cash used in operating activities:

Changes in current assets and liabilities:
Accounts receivable	(1,914)	-
Advance payments	550	-
Accounts payable, other	(2,013)	4,024
Accounts payable, related party	57,707	-
Interest receivable	(1,315)	-
Accrued expenses	(2,705)	(7,000)
Other current liabilities	(278)	-
Net cash used in operating activities	(18,330)	(55,507)

CASH FLOWS FROM INVESTING ACTIVITIES
Loan to related party	(109,099)	(512,145)
Payments received from related party loan	-	-
Net cash used in investing activities	(109,099)	(512,145)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received for common shares	187,050	769,231
Contributed capital	22,496	34,505
Net cash provided by financing activities	209,546	803,736

Net effect of exchange rate changes on cash	(1,187)	(35,282)

Net change in cash	80,930	200,802
Beginning cash balance	1,365	-
Ending cash balance	$82,295	$200,802

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents on June 30, 2023, and March 31, 2023, were $82,295 and $1,365, respectively.

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

Revenue for products is recognized when the products are delivered to the customer and the customer completes the product inspection. Cash receipts for undelivered products are recorded as deferred revenues. As of June 30, 2023 and March 31, 2023, the Company had no deferred revenues related to product sales.

The Company’s revenue consists of food product sales through its subsidiary, Dr. Foods Co., Ltd.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized on June 30, 2023 and March 31, 2023.

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

The Company does not have any potentially dilutive instruments as of June 30, 2023 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2023. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

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

The Company had no stock-based compensation plans as of June 30, 2023, and March 31, 2023.

The Company’s stock-based compensation for the periods ended June 30, 2023 and June 30, 2022 was $0 for both periods.

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

Note 4 - Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of March 31, 2023, the Company has incurred a net loss of approximately $1,439,960 which resulted in a net operating loss for income tax purposes.  The loss results in a deferred tax asset of approximately $302,392 at the effective statutory rate of 21%. The deferred tax asset has been offset by an equal valuation allowance. Given our inception on February 26, 2021, and our fiscal year end of March 31, 2023, we have completed three taxable fiscal years.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

Note 5 - Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of June 30, 2023 other than the below:

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

Note 6 - Shareholder Equity

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.0001. There were 10,000 Series Z Preferred Stock and 0 shares of preferred stock issued and outstanding as of June 30, 2023, and March 31, 2023, respectively. Series Z Preferred Stock has no conversion rights to any other class, and every vote of Series Z Preferred Stock has voting rights equal to 1,000,000 votes of Common Stock.

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

Common Stock

The authorized common stock of the Company consists of 4,800,000,000 shares with a par value of $0.0001. There were 13,708,699 and 13,114,888 shares of common stock issued and outstanding as of June 30, 2023, and March 31, 2023, respectively.

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

Additional Paid-In Capital

The Company’s sole officer and Director, Koichi Ishizuka, paid expenses on behalf of the company and its wholly owned subsidiary totaling $22,496 during the period ended June 30, 2023. These payments are considered contributions to the company with no expectation of repayment and are posted as additional paid-in capital.

The Company’s sole officer and Director, Koichi Ishizuka, paid expenses on behalf of the company and its wholly owned subsidiary totaling $67,574 during the period ended March 31, 2023. These payments are considered contributions to the company with no expectation of repayment and are posted as additional paid-in capital.

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

Note 7 - Related Party Transactions

Loans receivable

During the period ended March 31, 2023, our wholly owned subsidiary, Dr. Foods Co. Ltd, loaned approximately $710,700, which includes $4,402 of accrued interest, to related party White Knight. White Knight is owned and controlled by our Chief Executive Officer, Koichi Ishizuka. During the period ended March 31, 2023, the Company received approximately $183,025 from White Knight as repayment for this loan.

During the period ended June 30, 2023, Dr. Foods Co. Ltd loaned additional funds to White Knight totaling approximately $61,133 and accrued loan interest of approximately $1,315 . The loan is related to the acquisition of Mama Foods Co., Ltd. (“Mama Foods”), currently a wholly owned subsidiary of White Knight. The Company expects to acquire Mama Foods from White Knight during the next fiscal quarter and these funds will be used to facilitate that acquisition. This loan accrues interest at 1%, is non-secured and payable upon demand.

Accounts payable

During the period ended June 30, 2023, Dr. Foods Co. Ltd. received invoices from related party Next Meats Co. Ltd. totaling approximately $62,754.

During the period ended June 30, 2023, Dr. Foods Co. Ltd. received invoices from related party White Knight totaling approximately $20,722.

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

At present, we are researching and developing various food products for consumption. These include, but are not limited to, vegan caviar, cultured caviar, and vegan truffle butter.

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

Although under no contractual obligations, our wholly owned subsidiary, Dr. Foods Co., Ltd., has three executive officers, which currently are comprised of Koichi Ishizuka, Dr. Iaroslav Patuk and Hideo Fujioka. Dr. Iaroslav Patuk and Hideo Fujioka are contractual employees of Next Meats Co., Ltd. and provide services to our Company on a need be basis as described above. In the event that we utilize their services, we are billed directly by Next Meats Co., Ltd.

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

The efforts to spearhead preparation of the books and records had been, and continues to be, led by Koichi Ishizuka, who has outside business interests and other demands upon his time that limit his availability. It should also be noted that he does not have expertise in accounting matters. As such, the Company has engaged outside accounting expertise to assist in this process. The Company cannot state, with any level of certainty, when, or if, the books and records will be prepared to the satisfaction of the Issuer, and as such, when the books and records of Mama Foods Co., Ltd. will be fully audited by a PCAOB auditor.

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

Loan

During the period ended March 31, 2023, our wholly owned subsidiary, Dr. Foods Co. Ltd, loaned approximately $710,700, which includes $4,402 of accrued interest, to related party White Knight. White Knight is owned and controlled by our Chief Executive Officer, Koichi Ishizuka. During the period ended March 31, 2023, the Company received approximately $183,025 from White Knight as repayment for this loan.

During the period ended June 30, 2023, Dr. Foods Co. Ltd loaned additional funds to White Knight totaling approximately $61,133 and accrued loan interest of approximately $1,315 . The loan is related to the acquisition of Mama Foods Co., Ltd. (“Mama Foods”), currently a wholly owned subsidiary of White Knight. The Company expects to acquire Mama Foods from White Knight during the next fiscal quarter and these funds will be used to facilitate that acquisition. This loan accrues interest at 1%, is non-secured and payable upon demand.

Liquidity and Capital Resources

Our cash balance is $82,295 as of June 30, 2023. We have been utilizing funds from our Chief Executive Officer, Koichi Ishizuka to fund our operations and we intend to rely on Koichi Ishizuka for funding going forward.

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

Revenues

We recorded revenue of $616 for the three months ended June 30, 2023. Comparatively, we recorded revenue of $0 for the three months ended June 30, 2022. This variance is attributed to the sale of Foie Gras, which occurred during the three months ended June 30, 2023. The cost of revenues was $0 for the three months ended June 30, 2023 and the gross profit was $616.

Net Income

We recorded a net loss of $68,362 for the three months ended June 30, 2023 and $52,531 for the three months ended June 30, 2022.

The net loss for the above periods is primarily comprised of general and administrative expenses, which were primarily attributed to professional fees, and fees billed by Next Meats Co., Ltd. for research/development expenses.

Cash flow

For the three months ended June 30, 2023, we had negative cash flows from operating activities in the amount of $18,330. Comparatively, for the three months ended June 30, 2022, we had negative cash flows from operating activities in the amount of $55,507. The variance is attributable to accounts payable; related party.

For the three months ended June 30, 2023, we had negative cash flows from investing activities in the amount of $109,099. Comparatively, for the three months ended June 30, 2022, we had negative cash flows from investing activities in the amount of $512,145. The variance is attributable to the fact that during the three months ended June 30, 2022, we loaned a greater amount to a related party.

For the three months ended June 30, 2023, we had net cash flows from financing activities in the amount of $209,546. Comparatively, for the three months ended June 30, 2022, we had net cash flows from financing activities in the amount of $803,736. The variance is attributable to deceased sales of shares during the three months ended June 30, 2023, when compared to the three months ended June 30, 2022.

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

As of June 30, 2023, we carried out an evaluation, under the supervision of our chief executive officer, who is also our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the fiscal quarter ended June 30, 2023, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Dated: September 11, 2023