Form 10-Q
period 2023-09-30
Dr. Foods, Inc.
filed 2023-11-14
CIK 1857910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2023

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

As of November 14, 2023, there were 13,708,699 shares of Common Stock and 10,000 shares of Series Z Preferred Stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Dr. Foods, Inc.

Consolidated Balance Sheets

	September 30, 2023 (Unaudited)	March 31, 2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$37,497	$1,365
Accounts receivable - trade	20,726	384
Advance payments	-	567
Loan to related party	528,145	535,460
Interest Receivable - related party	6,512	4,402
TOTAL CURRENT ASSETS	592,880	542,178
TOTAL ASSETS	$592,880	$542,178

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable, other	$882	$7,396
Accounts payable - related party	44,743	29,524
Deferred revenue	6,349	-
Accrued Expenses	-	2,705
Other current liabilities	208	497

TOTAL LIABILITIES	$52,182	$40,122

Stockholders’ Equity (Deficit)
Preferred stock ($0.0001 par value, 20,000,000 shares authorized; 10,000 issued and outstanding as of September 30, 2023 and March 31, 2023)	1	1
Common stock ($0.0001 par value, 4,800,000,000 shares authorized, 13,708,699 and 13,114,888 issued and outstanding as of September 30, 2023 and March 31, 2023, respectively)	1,371	1,312
Foreign currency translation adjustment	(86,019)	(23,683)
Additional paid-in capital	2,140,214	1,899,114
Accumulated deficit	(1,514,869)	(1,374,688)
Total Stockholders’ Equity (Deficit)	540,698	502,056

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$592,880	$542,178

The accompanying notes are an integral part of these unaudited financial statements.

Dr. Foods, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Six Months Ended September 30, 2023	Six Months Ended September 30, 2022
Revenues
Revenues	$5,147	$-	$5,763	$-
Total Revenues	5,147	-	5,763	-
Cost of revenues	-	-	-	-
Gross Profit	$5,147	$-	$5,763	$-

Operating Expenses

General and administrative expenses	$78,056	$103,332	$148,349	$155,863
Total operating expenses	78,056	103,332	148,349	155,863

Income (loss) from operations	(72,909)	(103,332)	(142,586)	(155,863)

Other income (expense)
Interest income	$1,424	$3,091	$2,739	$3,091
Other income	101	-	101	-
Total other income (expense)	1,525	3,091	2,840	3,091

Net income (loss) before tax	(71,384)	(100,241)	(139,746)	(152,772)
Income tax expense	435	478	435	478

NET INCOME (LOSS)	$(71,819)	$(100,719)	$(140,181)	$(153,250)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	$(17,224)	$(33,023)	$(62,336)	$(68,305)

TOTAL COMPREHENSIVE INCOME (LOSS)	$(89,043)	$(133,742)	$(202,517)	$(221,555)

Income per common share
Basic	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Diluted	$-	$-	$-	$-

Weighted average common shares outstanding
Basic	13,708,699	13,144,888	13,494,538	12,598,892
Diluted	-	-	-	-

The accompanying notes are an integral part of these unaudited financial statements.

Dr. Foods, Inc.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Period Ending September 30, 2023

(Unaudited)

	Common Shares	Par Value Common Shares	Series Z Preferred Shares	Par Value Series Z Preferred Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total

Balances, March 31, 2023	13,114,888	$1,312	10,000	$1	$1,899,114	$(23,683)	$(1,374,688)	$502,056
Common shares sold	593,811	59	-	-	186,991	-	-	187,050
Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	22,496	-	-	22,496
Net loss	-	-	-	-	-	-	(68,362)	(68,362)
Foreign currency translation	-	-	-	-	-	(45,112)	-	(45,112)
Balances, June 30, 2023	13,708,699	$1,371	10,000	$1	$2,108,601	$(68,795)	$(1,443,050)	$598,128
Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	31,613	-	-	31,613
Net loss	-	-	-	-	-	-	(71,819)	(71,819)
Foreign currency translation	-	-	-	-	-	(17,224)	-	(17,224)
Balances, September 30, 2023	13,708,699	$1,371	10,000	1	$2,140,214	$(86,019)	$(1,514,869)	$540,698

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

Dr. Foods, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months September 30, 2023	Six Months September 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(140,181)	$(153,250)
Adjustment to reconcile net loss to net cash used in operating activities:

Changes in current assets and liabilities:
Accounts receivable	(21,614)	-
Advance payments	536	-
Accounts payable, other	(6,065)	4,578
Accounts payable, related party	17,080	-
Interest receivable	(2,739)	(3,091)
Deferred revenue	6,732	-
Accrued expenses	(2,705)	(7,000)
Other current liabilities	(249)	443
Net cash used in operating activities	(149,205)	(158,320)

CASH FLOWS FROM INVESTING ACTIVITIES
Loan to related party	(124,061)	(552,448)
Payments received from related party loan	70,892	-
Net cash used in investing activities	(53,169)	(552,448)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received for common shares	187,050	769,231
Contributed capital	54,109	54,218
Net cash provided by financing activities	241,159	823,449

Net effect of exchange rate changes on cash	(2,653)	(68,305)

Net change in cash	36,132	44,376
Beginning cash balance	1,365	-
Ending cash balance	$37,497	$44,376

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents on September 30, 2023, and March 31, 2023, were $37,497 and $1,365, respectively.

Accounts Receivable and Credit Policies

Accounts receivable are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. Accounts receivable totaled $20,726 and $384 as of September 30, 2023 and March 31, 2023, respectively.

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

For our primary transaction-based revenue source we have determined we are acting as an agent in the transactions and, therefore, a net presentation (that is, the amount billed to a customer less the amount paid to a supplier). Net presentation is appropriate for the majority of our revenue transactions as the supplier is primarily responsible for providing the underlying goods and services and we do not control the goods provided by the supplier to the customer.

Revenue for products is recognized when the products are delivered to the customer and the customer completes the product inspection. Cash receipts for undelivered products are recorded as deferred revenues. As of September 30, 2023 and March 31, 2023, the Company had deferred revenues related to product sales of $6,349 and $0, respectively.

The Company’s revenue consists of food product sales through its subsidiary, Dr. Foods Co., Ltd.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized on September 30, 2023 and March 31, 2023.

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

The Company does not have any potentially dilutive instruments as of September 30, 2023 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2023. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

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

The Company had no stock-based compensation plans as of September 30, 2023, and March 31, 2023.

The Company’s stock-based compensation for the periods ended September 30, 2023 and September 30, 2022 was $0 for both periods.

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

Note 4 - Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of September 30, 2023, the Company has incurred a net loss of approximately $1,514,869 which resulted in a net operating loss for income tax purposes. The loss results in a deferred tax asset of approximately $318,122 at the effective statutory rate of 21%. The deferred tax asset has been offset by an equal valuation allowance. Given our inception on February 26, 2021, and our fiscal year end of March 31, 2023, we have completed three taxable fiscal years.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

Note 5 - Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of September 30, 2023 other than the below:

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

Note 6 - Shareholder Equity

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.0001. There were 10,000 Series Z Preferred Stock and 0 shares of preferred stock issued and outstanding as of September 30, 2023, and March 31, 2023, respectively. Series Z Preferred Stock has no conversion rights to any other class, and every vote of Series Z Preferred Stock has voting rights equal to 1,000,000 votes of Common Stock.

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

Common Stock

The authorized common stock of the Company consists of 4,800,000,000 shares with a par value of $0.0001. There were 13,708,699 and 13,114,888 shares of common stock issued and outstanding as of September 30, 2023, and March 31, 2023, respectively.

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

On or about June 26, 2023, the company consummated an agreement for the sale of 593,811 shares of restricted Common Stock to Ultimate One LLC, a Japanese Company, at a price of $0.315 per share of Common Stock. The transaction was completed, and recorded by the Company’s transfer agent, on September 30, 2023. The total subscription amount paid by Ultimate One LLC was approximately $187,050. Ultimate One LLC is not a related party to the Company.

Additional Paid-In Capital

The Company’s sole officer and Director, Koichi Ishizuka, paid expenses on behalf of the company and its wholly owned subsidiary totaling $54,109 during the period ended September 30, 2023. These payments are considered contributions to the company with no expectation of repayment and are posted as additional paid-in capital.

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

During the period ended September 30, 2023, Dr. Foods Co. Ltd loaned additional funds to White Knight totaling approximately $124,061, received repayments totaling approximately $70,892 and accrued loan interest of approximately $2,739. The loan is related to the acquisition of Mama Foods Co., Ltd. (“Mama Foods”), currently a wholly owned subsidiary of White Knight. The Company expects to acquire Mama Foods from White Knight during the next fiscal quarter and these funds will be used to facilitate that acquisition. This loan accrues interest at 1%, is non-secured and payable upon demand.

Accounts payable

During the period ended September 30, 2023, Dr. Foods Co. Ltd received invoices from related party Next Meats Co. Ltd totaling approximately $6,980.

During the period ended September 30, 2023, Dr. Foods Co. Ltd received invoices from related party Mama Foods totaling approximately $13,665.

During the period ended September 30, 2023, Dr. Foods Co. Ltd received invoices from related party White Knight totaling approximately $24,098.

Note 8 - Deferred Revenue

During the period ended September 30, 2023, the Company received payments from customers totaling approximately $6,349 for orders the Company was unable to fulfill during the period. The Company has recorded those customer receipts as deferred revenue as of September 30, 2023, and expects to fulfill those orders during the subsequent fiscal quarter.

Note 9 - Subsequent Events

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

Loan

During the period ended March 31, 2023, our wholly owned subsidiary, Dr. Foods Co. Ltd., loaned approximately $710,700, which includes $4,402 of accrued interest, to related party White Knight. White Knight is owned and controlled by our Chief Executive Officer, Koichi Ishizuka. During the period ended March 31, 2023, the Company received approximately $183,025 from White Knight as repayment for this loan.

During the period ended September 30, 2023, Dr. Foods Co. Ltd loaned additional funds to White Knight totaling approximately $124,061, received repayments totaling approximately $70,892 and accrued loan interest of approximately $2,739. The loan is related to the acquisition of Mama Foods Co., Ltd. (“Mama Foods”), currently a wholly owned subsidiary of White Knight. The Company expects to acquire Mama Foods from White Knight during the next fiscal quarter and these funds will be used to facilitate that acquisition. This loan accrues interest at 1%, is non-secured and payable upon demand.

Liquidity and Capital Resources

Our cash balance is $37,497 as of September 30, 2023. We have been utilizing funds from our Chief Executive Officer, Koichi Ishizuka to fund our operations and we intend to rely on Koichi Ishizuka for funding going forward.

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

Revenues

We recorded revenue of $5,147 for the three months ended September 30, 2023. Comparatively, we recorded revenue of $0 for the three months ended September 30, 2022. This variance is attributed to food product sales through our subsidiary, Dr. Foods Co., Ltd., which occurred during the three months ended September 30, 2023. The cost of revenues was $0 for the three months ended September 30, 2023 and the gross profit was $5,147.

Net Income

We recorded a net loss of $71,384 for the three months ended September 30, 2023, and $100,242 for the three months ended September 30, 2022.

We recorded a net loss of $139,746 for the six months ended September 30, 2023, and $152,772 for the six months ended September 30, 2022.

The net loss for the above periods is primarily comprised of general and administrative expenses, which were primarily attributed to professional fees, and fees billed by Next Meats Co., Ltd. for research/development expenses.

Cash flow

For the six months ended September 30, 2023, we had negative cash flows from operating activities in the amount of $149,205. Comparatively, for the six months ended September 30, 2022, we had negative cash flows from operating activities in the amount of $158,320. The variance is attributable to, amongst other things, accounts receivable.

For the six months ended September 30, 2023, we had negative cash flows from investing activities in the amount of $53,169. Comparatively, for the six months ended September 30, 2022, we had negative cash flows from investing activities in the amount of $552,448. The variance is attributable to the fact that during the six months ended September 30, 2022, we loaned a greater amount to a related party.

For the six months ended September 30, 2023, we had net cash flows from financing activities in the amount of $241,159. Comparatively, for the six months ended September 30, 2022, we had net cash flows from financing activities in the amount of $823,449. The variance is attributable to deceased sales of shares during the six months ended September 30, 2023, when compared to the six months ended September 30, 2022.

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

As of September 30, 2023, we carried out an evaluation, under the supervision of our chief executive officer, who is also our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the fiscal quarter ended September 30, 2023, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 1A	RISK FACTORS

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

Exhibit No.	Description
3.1 (i)	Certificate of Incorporation (1)

3.1 (ii)	Certificate of Amendment (2)

3.1 (iii)	Certificate of Amendment (3)

3.1 (iv)	Certificate of Change (4)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (5)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)

(1)	Filed as an exhibit to the Company's Form 10-12G, as filed with the SEC on May 3, 2021, and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company's Form 8-K, as filed with the SEC on August 25, 2021, and incorporated herein by this reference.
(3)	Filed as an exhibit to the Company's Form 8-K, as filed with the SEC on February 23, 2022, and incorporated herein by this reference.
(4)	Filed as an exhibit to the Company's Form 8-K, as filed with the SEC on September 14, 2022, and incorporated herein by this reference.
(5)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dr. Foods, Inc.

(Registrant)

By: /s/ Koichi Ishizuka

Name: Koichi Ishizuka

Chief Financial Officer and Chief Executive Officer

Dated: November 14, 2023