Form 10-Q
period 2023-12-31
Dr. Foods, Inc.
filed 2024-02-12
CIK 1857910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2023

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

As of February 12, 2024, there were 13,708,699 shares of Common Stock and 10,000 shares of Series Z Preferred Stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Dr. Foods, Inc.

Consolidated Balance Sheets

	December 31, 2023 (Unaudited)	March 31, 2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,436	$1,365
Accounts receivable - trade	9,649	384
Advance payments	684	567
Loan to related party	542,551	535,460
Interest Receivable - related party	8,269	4,402
TOTAL CURRENT ASSETS	570,589	542,178
TOTAL ASSETS	$570,589	$542,178

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,241	$7,396
Accounts payable - related party	40,068	29,524
Deferred revenue	149	-
Accrued Expenses	-	2,705
Other current liabilities	219	497

TOTAL LIABILITIES	$41,677	$40,122

Stockholders’ Equity (Deficit)
Preferred stock ($0.0001 par value, 20,000,000 shares authorized; 10,000 issued and outstanding as of December 31, 2023 and March 31, 2023)	1	1
Common stock ($0.0001 par value, 4,800,000,000 shares authorized, 13,708,699 and 13,114,888 issued and outstanding as of December 31, 2023 and March 31, 2023, respectively)	1,371	1,312
Foreign currency translation adjustment	(58,138)	(23,683)
Additional paid-in capital	2,152,214	1,899,114
Accumulated deficit	(1,566,536)	(1,374,688)
Total Stockholders’ Equity (Deficit)	528,912	502,056

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$570,589	$542,178

The accompanying notes are an integral part of these unaudited financial statements.

Dr. Foods, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended December 31, 2023	Three Months Ended December 31, 2022	Nine Months Ended December 31, 2023	Nine Months Ended December 31, 2022
Revenues
Revenues, net	$6,967	$154	$12,730	$154
Revenues - related party	$-	$13	$-	$13
Total Revenues	6,967	167	12,730	167

Gross Profit	$6,967	$167	$12,730	$167

Operating Expenses

General and administrative expenses	$58,602	$82,900	$206,951	$238,763
Total operating expenses	58,602	82,900	206,951	238,763

Income (loss) from operations	(51,635)	(82,733)	(194,221)	(238,596)

Other income (expense)
Interest income	$1,342	$2,987	$4,081	$6,078
Other expense	(1,381)	-	(1,280)	-
Total other income (expense)	(39)	2,987	2,801	6,078

Net income (loss) before tax	(51,674)	(79,746)	(191,420)	(232,518)
Income tax expense	(7)	(8)	428	470

NET INCOME (LOSS)	$(51,667)	$(79,738)	$(191,848)	$(232,988)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	$27,881	$46,820	$(34,455)	$(21,485)

TOTAL COMPREHENSIVE INCOME (LOSS)	$(23,786)	$(32,918)	$(226,303)	$(254,473)

Income per common share
Basic	$(0.00)	$(0.01)	$(0.01)	$(0.02)
Diluted	$-	$-	$-	$-

Weighted average common shares outstanding
Basic	13,708,699	13,114,888	13,556,184	12,771,516
Diluted	-	-	-	-

The accompanying notes are an integral part of these unaudited financial statements.

Dr. Foods, Inc.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Period Ending December 31, 2023

(Unaudited)

	Common Shares	Par Value Common Shares	Series Z Preferred Shares	Par Value Series Z Preferred Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total

Balances, March 31, 2023	13,114,888	$1,312	10,000	$1	$1,899,114	$(23,683)	$(1,374,688)	$502,056
Common shares sold	593,811	59	-	-	186,991	-	-	187,050
Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	22,496	-	-	22,496
Net loss	-	-	-	-	-	-	(68,362)	(68,362)
Foreign currency translation	-	-	-	-	-	(45,112)	-	(45,112)
Balances, June 30, 2023	13,708,699	$1,371	10,000	$1	$2,108,601	$(68,795)	$(1,443,050)	$598,128
Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	31,613	-	-	31,613
Net loss	-	-	-	-	-	-	(71,819)	(71,819)
Foreign currency translation	-	-	-	-	-	(17,224)	-	(17,224)
Balances, September 30, 2023	13,708,699	$1,371	10,000	$1	$2,140,214	$(86,019)	$(1,514,869)	$540,698
Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	12,000	-	-	12,000
Net loss	-	-	-	-	-	-	(51,667)	(51,667)
Foreign currency translation	-	-	-	-	-	27,881	-	27,881
Balances, December 31, 2023	13,708,699	$1,371	10,000	$1	$2,152,214	$(58,138)	$(1,566,536)	$528,912

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

Dr. Foods, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months December 31, 2023	Nine Months December 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(191,848)	$(232,988)
Adjustment to reconcile net loss to net cash used in operating activities:

Changes in current assets and liabilities:
Accounts receivable	(9,190)	-
Advance payments	(149)	-
Accounts payable	(5,662)	4,996
Accounts payable, related party	2,376	13,024
Interest receivable	(4,082)	(6,164)
Deferred revenue	147	-
Accrued expenses	(2,705)	(7,210)
Other current liabilities	(247)	566
Net cash used in operating activities	(211,360)	(227,776)

CASH FLOWS FROM INVESTING ACTIVITIES
Loan to related party	(122,096)	(572,720)
Payments received from related party loan	84,072	-
Net cash used in investing activities	(38,024)	(572,720)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received for common shares	187,050	769,231
Borrowings on debt - related party	9,768	-
Contributed capital	66,109	62,218
Net cash provided by financing activities	262,927	831,449

Net effect of exchange rate changes on cash	(5,472)	(21,275)

Net change in cash	8,071	9,678
Beginning cash balance	1,365	-
Ending cash balance	$9,436	$9,678

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$428	$-

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents on December 31, 2023, and March 31, 2023, were $9,436 and $1,365, respectively.

Accounts Receivable and Credit Policies

Accounts receivable are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. Accounts receivable totaled $9,649 and $384 as of December 31, 2023 and March 31, 2023, respectively . The current amount of $9,649 is offset by a liability to related party Mama Foods of $5,593.

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

Revenue for products is recognized when the products are delivered to the customer and the customer completes the product inspection. Cash receipts for undelivered products are recorded as deferred revenues. As of December 31, 2023 and March 31, 2023, the Company had deferred revenues related to product sales of $149 and $0, respectively.

The Company’s revenue consists of food product sales through its subsidiary, Dr. Foods Co., Ltd.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized on December 31, 2023 and March 31, 2023.

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

The Company does not have any potentially dilutive instruments as of December 31, 2023 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2023. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

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

The Company had no stock-based compensation plans as of December 31, 2023, and March 31, 2023.

The Company’s stock-based compensation for the periods ended December 31, 2023 and December 31, 2022 was $0 for both periods.

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

Note 4 - Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of December 31, 2023, the Company has incurred a net loss of approximately $1,566,536 which resulted in a net operating loss for income tax purposes. The loss results in a deferred tax asset of approximately $328,973 at the effective statutory rate of 21%. The deferred tax asset has been offset by an equal valuation allowance. Given our inception on February 26, 2021, and our fiscal year end of March 31, 2023, we have completed three taxable fiscal years.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

Note 5 - Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of December 31, 2023 other than the below:

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

Note 6 - Shareholder Equity

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.0001. There were 10,000 Series Z Preferred Stock and 10,000 shares of preferred stock issued and outstanding as of December 31, 2023, and March 31, 2023, respectively. Series Z Preferred Stock has no conversion rights to any other class, and every vote of Series Z Preferred Stock has voting rights equal to 1,000,000 votes of Common Stock.

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

Common Stock

The authorized common stock of the Company consists of 4,800,000,000 shares with a par value of $0.0001. There were 13,708,699 and 13,114,888 shares of common stock issued and outstanding as of December 31, 2023, and March 31, 2023, respectively.

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

Additional Paid-In Capital

The Company’s sole officer and Director, Koichi Ishizuka, paid expenses on behalf of the company and its wholly owned subsidiary totaling $66,109 during the period ended December 31, 2023. These payments are considered contributions to the company with no expectation of repayment and are posted as additional paid-in capital.

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

During the period ended December 31, 2023, Dr. Foods Co. Ltd loaned additional funds to White Knight totaling approximately $122,096, received repayments totaling approximately $84,072 and accrued loan interest of approximately $4,082. The loan is related to the acquisition of Mama Foods Co., Ltd. (“Mama Foods”), currently a wholly owned subsidiary of White Knight. The Company expects to acquire Mama Foods from White Knight during the next fiscal quarter and these funds will be used to facilitate that acquisition. This loan accrues interest at 1%, is non-secured and payable upon demand.

Accounts payable

During the period ended December 31, 2023, Dr. Foods Co. Ltd received invoices from related party Next Meats Co. Ltd totaling approximately $7,650.

During the period ended December 31, 2023, Dr. Foods Co. Ltd received invoices from related party Mama Foods totaling approximately $5,593.

During the period ended December 31, 2023, Dr. Foods Co. Ltd had increased borrowings of $9,768 from White Knight, bringing the total owed by the Company to approximately $26,825.

Note 8 - Deferred Revenue

During the period ended December 31, 2023, the Company received payments from customers totaling approximately $149 for orders the Company was unable to fulfill during the period. The Company has recorded those customer receipts as deferred revenue as of December 31, 2023, and expects to fulfill those orders during the subsequent fiscal quarter.

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

Currently, we have one product that we have developed and brought to market for sale. We refer to it as, “Dr. Foie Gras”. It is a replacement for the traditional, liver based product derived from a duck or goose. Our version is made predominantly from a mixture of nuts, beans, and other plant based materials, created through a method of fermentation. Dr. Foie Gras is manufactured by Mama Foods Co., Ltd., a Japanese Company, currently indirectly owned and controlled by our sole officer and director, Koichi Ishizuka.

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

We have entered into a collaborative effort wherein we dedicate our staff, along with the staff of Mama Foods Co., Ltd., to develop and produce Next Kalbi Chips (this is a short-rib style alternative meat product) for Next Meats Co., Ltd. When this product is finalized, Mama Foods Co., Ltd. plans to sell the Next Kalbi Chips to Next Meats Co., Ltd., who plans to then sell the Next Kalbi Chips to their customers.

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

During the period ended December 31, 2023, Dr. Foods Co. Ltd loaned additional funds to White Knight totaling approximately $122,096, received repayments totaling approximately $84,072 and accrued loan interest of approximately $4,082. The loan is related to the acquisition of Mama Foods Co., Ltd. (“Mama Foods”), currently a wholly owned subsidiary of White Knight. The Company expects to acquire Mama Foods from White Knight during the next fiscal quarter and these funds will be used to facilitate that acquisition. This loan accrues interest at 1%, is non-secured and payable upon demand.

Liquidity and Capital Resources

Our cash balance is $9,436 as of December 31, 2023. We have been utilizing funds from our Chief Executive Officer, Koichi Ishizuka to fund our operations and we intend to rely on Koichi Ishizuka for funding going forward.

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

Revenues

We recorded revenue of $6,967 for the three months ended December 31, 2023. Comparatively, we recorded revenue of $167 for the three months ended December 31, 2022. This variance is attributed to food product sales through our subsidiary, Dr. Foods Co., Ltd., which occurred during the three months ended December 31, 2023. The cost of revenues was $0 for the three months ended December 31, 2023 and the gross profit was $6,967. The cost of revenues was $0 for the three months ended December 31, 2022 and the gross profit was $167.

We recorded revenue of $12,730 for the nine months ended December 31, 2023. Comparatively, we recorded revenue of $167 for the nine months ended December 31, 2022. This variance is attributed to food product sales through our subsidiary, Dr. Foods Co., Ltd., which occurred during the nine months ended December 31, 2023. The cost of revenues was $0 for the nine months ended December 31, 2023 and the gross profit was $12,730. The cost of revenues was $0 for the nine months ended December 31, 2022 and the gross profit was $167.

Net Income

We recorded a net loss of $191,848 for the nine months ended December 31, 2023, and $232,988 for the nine months ended December 31, 2022.

The net loss for the above periods is primarily comprised of general and administrative expenses, which were primarily attributed to professional fees, and fees billed by Next Meats Co., Ltd. for research/development expenses.

Cash flow

For the nine months ended December 31, 2023, we had negative cash flows from operating activities in the amount of $211,360. Comparatively, for the nine months ended December 31, 2022, we had negative cash flows from operating activities in the amount of $227,776. The variance is attributable to, amongst other things, accounts receivable.

For the nine months ended December 31, 2023, we had negative cash flows from investing activities in the amount of $38,024. Comparatively, for the nine months ended December 31, 2022, we had negative cash flows from investing activities in the amount of $572,720. The variance is attributable to the fact that during the nine months ended December 31, 2022, we loaned a greater amount to a related party.

For the nine months ended December 31, 2023, we had net cash flows from financing activities in the amount of $262,927. Comparatively, for the nine months ended December 31, 2022, we had net cash flows from financing activities in the amount of $831,449. The variance is attributable to deceased sales of shares during the nine months ended December 31, 2023, when compared to the nine months ended December 31, 2022.

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

As of December 31, 2023, we carried out an evaluation, under the supervision of our chief executive officer, who is also our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the fiscal quarter ended December 31, 2023, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Dated: February 12, 2024