Form 10-K
period 2024-03-31
Japan Food Tech Holdings, Inc.
filed 2024-08-13
CIK 1857910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED March 31, 2024

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 000-5627

Japan food tech holdings, inc.

Formerly known as “Dr. Foods, Inc.”

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

[  ] Yes  [X] No

As of September 29, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $3,290,088 based on the closing price per share (or $0.24), of the registrant’s common stock as reported by OTC Markets Group Inc.

As of August 13, 2024, there were 95,708,699 shares of the Registrant's Common Stock, par value $0.0001 per share, and 9,918 shares of the Registrant’s Series Z Preferred Stock, par value $0.0001 per share, issued and outstanding.

Japan Food Tech Holdings, INC.

PART I

Item 1. Business

Corporate History

Japan Food Tech Holdings, Inc., formerly known as, “Dr. Foods, Inc.”, and “Catapult Solutions, Inc.” (referred to as “we,” “us,” “our,” the “Company” and or the “Registrant”), was incorporated in the State of Nevada on February 26, 2021.

The Company was created for the sole purpose of participating in a Nevada holding company reorganization pursuant to NRS 92A.180, NRS 92A.200, NRS 92A.230 and NRS 92A.250. The constituent corporations in the reorganization were Ambient Water Corporation (“AWGI” or “Predecessor”), Catapult Solutions, Inc. (“Successor”), and Catapult Merger Sub, Inc. (“Merger Sub”). Former management served as the sole officer and director for each corporation involved in the reorganization.

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

Pursuant to the above, on April 23, 2021, Ambient Water Corporation filed Articles of Merger with the Nevada Secretary of State. The merger became effective on April 28, 2021, at 4:00 PM EST (“Effective Time”). At the Effective Time, Predecessor was merged with and into Merger Sub (the “Merger), and Predecessor became the surviving corporation. Each share of Predecessor stock issued and outstanding immediately prior to the Effective Time was converted into one validly issued, fully paid and non-assessable share of Catapult Solutions, Inc.’s stock.

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

As part of the change in control, former management resigned from all positions with the Company and its board of directors. On July 23, 2021, Koichi Ishizuka was appointed as the sole officer and director of the Company.

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

The Collaboration Agreement is for a period of two years and may be renewed thereafter under the same terms for additional one year terms unless terminated in writing, with three months’ notice, by either party. As of the current date the Collaboration Agreement remains active.

The above Collaboration Agreement, amongst other things, details the terms and conditions by which Next Meats Co., Ltd. and Dr. Foods Co., Ltd. may co-develop, cooperate and contribute towards the development of new products and technologies. The specific allotment of tasks per project was supposed to be determined in writing by each party at the outset of collaborative efforts. To date, no specific details have been committed to writing, despite the fact that collaborative efforts have begun. It has been verbally determined that Dr. Foods Co., Ltd. will primarily, although not exclusively, contribute to research and development, and Next Meats Co., Ltd. will primarily, although not exclusively, contribute to distribution of new products/technologies. Costs pursuant to the collaborative efforts of the partners are, anticipated to be, the respective responsibility of the party responsible for fulfilling such tasks.

On November 3, 2021, we began trading under the symbol DRFS. The new CUSIP number associated with our common stock, as of the market effective date of November 3, 2021, was 26140D107.

On January 12, 2022, Japan Food Tech Holdings, Inc., formerly known as, “Dr. Foods, Inc.,” a Nevada Company, Mama Foods Co., Ltd., a Japan Company, and White Knight Co., Ltd., a Japan Company entered into a non-definitive agreement, a “Letter of Intent”, whereas it was proposed that Dr. Foods, Inc., would acquire 100% of the controlling interest of Mama Foods Co., Ltd. from related party, White Knight Co., Ltd., in exchange for $500,000 coupled with the issuance of 19,500,000 shares of restricted Preferred Stock to White Knight Co., Ltd. The issuance of shares shall be subject to the rules and limitations set forth by the Securities Act Rule 144. To proceed with the transaction the Issuer required, and continues to require, an audit of Mama Foods Co., Ltd. for its last two completed fiscal years and a review of any interim periods following the most recent fiscal year-end. It has been mandated that this requirement must be met before the transaction can move forward in any capacity.

White Knight Co., Ltd. is a Japanese entity owned and controlled by Koichi Ishizuka.

Mama Foods, Co., Ltd. (“Mama Foods”) is a food company founded in Japan in 1958, currently offering customers in Japan wholesale and retail products centering on Japanese side dishes, from chilled foods to packed and sterilized food.

In 2021, White Knight Co., Ltd. acquired 100% of Mama Foods from its prior controller, in exchange for approximately 1 million USD. The current website for Mama Foods, which includes additional information, can be found here: mama-foods.com/en/

The non-definitive agreement described above expired without the proposed terms of the non-definitive agreement being met and without the transaction moving forward. Mama Foods Co., Ltd. did not provide the requested audited financials or related materials to the Issuer. However, common management of both Mama Foods Co., Ltd. and Japan Food Tech Holdings, Inc., formerly knowned as, “Dr. Foods, Inc.,” has verbally agreed to consider moving forward with the transaction if Mama Foods Co., Ltd. can eventually provide the required financial documentation, which it has not done so to date.

The preparation of Mama Foods Co., Ltd.’s financial records is being led by Koichi Ishizuka, who has other business commitments and limited availability. Additionally, he lacks accounting expertise, so the Company has hired an external accountant, with limited knowledge themselves, to assist with this process.

Given the current circumstances, it is highly improbable that the acquisition of Mama Foods Co., Ltd. will proceed in the foreseeable future unless Koichi Ishizuka engages additional staff or third parties to expedite the preparation of the audited financials and related financial information for Mama Food Co., Ltd. Even with such measures in place, the success of the audit still depends on Koichi Ishizuka providing the necessary documentation and supporting information, which remains uncertain.

In February of 2022, our majority shareholders of the Company executed a resolution to ratify, affirm, and approve an amendment to our Certificate of Incorporation, increasing the authorized shares of our Common Stock from 2,400,000,000 to 4,800,000,000. The Amendment was filed with the Nevada Secretary of State on February 22, 2022, effective immediately upon filing.

On or about April 7, 2022, the Company’s wholly owned subsidiary, Dr. Foods Co., Ltd., consummated a “Collaborative Research Agreement” (herein referred to as the “CRA”) with the National University Corporation Osaka University. Together with Osaka University, Dr Foods Co., Ltd. plans to research, develop, and take other related measures to evaluate the function of lab-grown meat. Specifically, both parties will endeavor to research the cultivation of animal cells, and evaluate the differences in functionality between livestock meat, lab-grown meat and meat substitutes. The agreement terminates on March 31, 2025. The collaborative efforts are planned to take place at the Matsuzaki Laboratory, located within the Department of Applied Chemistry, at the Graduate School of Engineering - Osaka University. Dr. Foods Co., Ltd. will bear responsibility for any direct expenses related to the CRA, which are estimated to be 2,000,000 Yen (approximately $15,623 at today’s exchange rate). To date, there are no material updates to report regarding this venture as research efforts have yet to take place.

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

On July 11, 2022, the Company engaged M&K CPAS, PLLC (“M&K”) as its new independent registered public accountant. This decision was approved by the Company’s Board of Directors, comprised solely of Koichi Ishizuka.

On September 13, 2022, the Company filed a certificate of change (the “certificate”) with the Nevada Secretary of State to effect a reverse stock split (the “stock split”), whereas every 200 shares of the Company’s issued and outstanding common stock would be automatically converted into one issued and outstanding share of common stock, without any change in the par value per share. The effective date of the certificate was September 21, 2022. Fractional shares as a result of the stock split were rounded up to the nearest whole number. The stock split affected all shares of the Company’s common stock outstanding immediately prior to the effective time of the stock split. The authorized shares prior and following the stock split remain the same at 4,800,000,000 shares of common stock, par value $0.0001 per share. Immediately prior to the stock split, we had 2,622,968,890 shares of common stock issued and outstanding. Immediately following the September 21, 2022 effective date of the stock split, we had approximately 13,114,888 shares of common stock issued and outstanding. The effective date listed on the Certificate of September 21, 2022 differs from the Market Effective Date of the Reverse Stock Split, which was on September 28, 2022. The FINRA Daily List Announcement Date was on September 27, 2022. Our new CUSIP number for our shares of Common Stock is 26140D206.

On or about October 17, 2022, we incorporated DR FOODS (S) PTE. LTD., a Singapore Private Company limited by shares. DR FOODS (S) PTE. LTD., which may be referred to herein as, “DRFS Singapore” is now a wholly owned subsidiary of the Company. Currently, there is one Officer and Director of DRFS Singapore, which is Mr. Koichi Ishizuka. Any and all previous officers and directors of DRFS Singapore are no longer with DRFS Singapore.

The intended business purpose of DRFS Singapore is primarily, but not limited to, further researching, developing, and, in the future, selling food products in Singapore, some of which may be plant based or cultured meats.

On June 13, 2024, we filed Restated Articles of Incorporation with the Nevada Secretary of State. With this filing, we have changed our company name from Dr. Foods, Inc. to Japan Food Tech Holdings, Inc. Additionally, we amended the rights and privileges for holders of Series Z Preferred Stock, amongst other updates.

We have initiated a FINRA corporate action to facilitate the name change to Japan Food Tech Holdings, Inc., along with a voluntary ticker symbol change. Following the processing of the FINRA corporate action through the FINRA daily list, we intend to submit a Form 8-K incorporating supplementary details.

As a result of the impending FINRA corporate action described above, the CUSIP number for our Common Stock may change. Comprehensive information regarding any new CUSIP number will be provided in a forthcoming Current Report on Form 8-K, to be submitted to the Securities and Exchange Commission.

The legal date of our name change will differ from the market release date when posted on FINRA’s daily list.

On June 17, 2024, our majority shareholder, White Knight Co., Ltd., a Japanese Company, owned and controlled by our sole Officer and Director, Koichi Ishizuka, elected to convert 82 shares of its Series Z Preferred Stock of Japan Food Tech Holdings, Inc. into a total of 82,000,000 shares of Common Stock. This conversion has been approved by the Company and its Board of Directors, and the conversion became effective on June 17, 2024.

For clarity, every 1 share of Series Z Preferred Stock in the above transaction was converted into 1,000,000 shares of Common Stock, for a total of 82,000,000 shares of Common Stock. Converting Series Z Preferred Stock into Common Stock cannot be done if it necessitates an increase to our authorized shares. In this case, the conversion did not require an increase to the authorized shares. Following the above conversion, and as of June 17, 2024, there were 95,708,699 shares of Common Stock and 9,918 shares of Preferred Series Z Stock issued and outstanding.

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

Business Overview

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

Our Currently Available Products

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

At the present time, Dr. Foie Gras is manufactured by related party, Mama Foods Co., Ltd. (“Mama Foods”). The company sells the products of Mama Foods to its own customers, and Mama Foods fulfills the orders.

2.. Vegan Caviar- This vegan alternative to caviar is made with Japanese ‘kombu’ seaweed.

3. Cultured Caviar- We obtain cultured fish fat from a Singapore company and we use this cultured fish fat to make cultured caviar.

4. Vegan Truffle Butter- This product is created through a mixture of vegan butter and Italian black summer truffles.

Product(s) in Active Development

All of the below products have development costs which are paid for jointly by Mama Foods Co., Ltd. and Dr. Foods. Specifically, at this time, Mama Foods Co., Ltd. is paying for machinery costs and for the cost of one support staff member, whereas Dr. Foods is compensating Next Meats Co., Ltd., for retaining the services of their employees, Mr. Ido and Dr. Patuk, who are the individuals primarily responsible for development of the below products. The allocation of product development costs have not been formally decided, and may be altered at any time.

1.  Room temperature of Vegan Foie Gras & Vegan caviar. We believe that production of a vegan foie gras and caviar that can be stored at room temperature will be highly beneficial when it comes to preservation of these products, however, as both of these potential products are in active development, we do not have further information to disclose publicly at this time.

Collaborative Development

1.  Next Kalbi Chips- We have entered into a collaborative effort wherein we dedicate our staff, along with the staff of Mama Foods Co., Ltd., to develop and produce Next Kalbi Chips (this is a short-rib style alternative meat product) for Next Meats Co., Ltd. Development of this products has recently concluded. Mama Foods Co., Ltd. plans to sell the Next Kalbi Chips to Next Meats Co., Ltd., who plan to then sell the Next Kalbi Chips to their customers.

Although our staff is collaborating with the development of the Next Kalbi Chips, at this point in time Dr. Foods, Inc., and its subsidiaries, do not generate any revenue, and do not benefit in any material way, from this collaborative effort. We believe that the only circumstance in which we would benefit from this arrangement would be if we were to acquire Mama Foods Co., Ltd. There is a risk that the audit of Mama Foods Co., Ltd. is not completed at all, and/or that we never acquire Mama Foods Co., Ltd. Even if the acquisition of Mama Foods Co., Ltd. is completed, there is the possibility that the terms of this acquisition, which is non-definitive at this time, may not be considered favorable for the company and/or its shareholders.

Other Collaborations

On or about April 7, 2022, the Company’s wholly owned subsidiary, Dr. Foods Co., Ltd., consummated a “Collaborative Research Agreement” (herein referred to as the “CRA”) with the National University Corporation Osaka University. Together with Osaka University, Dr Foods Co., Ltd. plans to research, develop, and take other related measures to evaluate the function of lab-grown meat. Specifically, both parties will endeavor to research the cultivation of animal cells, and evaluate the differences in functionality between livestock meat, lab-grown meat and meat substitutes. The agreement terminates on March 31, 2025. The collaborative efforts are planned to take place at the Matsuzaki Laboratory, located within the Department of Applied Chemistry, at the Graduate School of Engineering - Osaka University. Dr. Foods Co., Ltd. will bear responsibility for any direct expenses related to the CRA, which are estimated to be 2,000,000 Yen (approximately $15,623 at today’s exchange rate). To date, there are no material updates to report regarding this venture as research efforts have yet to take place.

Suspended Product Development

As of March 2023, we have suspended development of microalgae foods. At this point in time, there are no plans to resume development of microalgae foods.

Marketing Strategy

Our marketing efforts have, thus far, been constrained to hosting press conferences and we intend to publish press releases with any notable updates to our business activities. Any further marketing efforts remain, at this time, under consideration and we cannot state with any level of specificity when we will conduct additional marketing activities, or what those marketing activities may be.

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

At present our future plans are as follows:

In conjunction with the expansion of our available product line, we are also seeking to develop a sales strategy for the United States and Europe over the next fiscal year. To date, we have worked with a distributor in the Netherlands, but we are seeking to find a consistent distributor, or distributors, who will help us offer our products to a wider range of consumers.

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

Employees

Currently, we, “Japan Food Tech Holdings”, have only one employee, our sole officer and Director Koichi Ishizuka, who is not compensated at present for his services. However, pursuant to an arrangement with Next Meats Co., Ltd., a Japan Corporation, Next Meats Co., Ltd. provides temporary employees (staff) to our Company as needed to further our business agenda. Regarding this arrangement, we are billed by Next Meats Co. Ltd. on a case by case basis depending on the amount of staff and hours allocated by each staff member to our business endeavors, primarily consisting of research and development.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity incidents have the potential to disrupt our business operations, lead to the loss of critical and confidential information, and damage our reputation and financial performance.

Given our company's small size, limited staff, and minimal resources, we have not yet developed or implemented specific cybersecurity risk management programs to safeguard the confidentiality, integrity, and availability of our essential systems and data.

Currently, the security of our information is managed by Koichi Ishizuka, our sole officer and director. While Koichi believes he can maintain adequate internal security measures at this stage, there is no guarantee that this will prevent potential breaches, disruptions to our operations, or other related issues.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is currently quoted on the OTCQB® Venture Market tier of the OTC Markets Group, Inc. under the symbol “DRFS.” There is currently a limited trading market for the Company’s shares of common stock.

Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter Ended	High Bid	Low Bid
March 31, 2022	$3.94	$0.54
June 30, 2022	$0.94	$0.42
September 30, 2022	$3.78	$0.30
December 31, 2022	$0.959	$0.272
March 31, 2023	$0.45	$0.11
June 30, 2023	$0.38	$0.0459
September 30, 2023	$0.38	$0.15
December 31, 2023	$0.50	$0.1825
March 31, 2024	$0.25	$0.016

Holders

As of August 13, 2024, the Company has 95,708,699 shares of common stock issued and outstanding and 9,918 shares of Series Z preferred stock issued and outstanding, which number of issued and outstanding shares of common stock and preferred stock have been used throughout this report.

As of August 13, 2024, we have approximately 178 shareholders of record of our common stock. This is inclusive of Cede and Co., which is deemed to be one shareholder of record. For further clarification, Cede & Co. is currently defined by the “NASDAQ”, as “a Nominee name for The Depository Trust Company, a large clearing house that holds shares in its name for banks, brokers and institutions in order to expedite the sale and transfer of stock.”

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

Liquidity and Capital Resources

As of March 31, 2024, we had cash and cash equivalents in the amount of $8,741, compared to $1,365 as of March 31, 2023. Currently, our cash balance is not sufficient to fund our operations and our revenues are not sufficient to cover our costs and expenses for any substantive period of time. We have been utilizing, and may utilize, funds from Koichi Ishizuka, our CEO and/or White Knight Co., Ltd., which is owned and controlled by Koichi Ishizuka. However, there is no formal agreement, arrangement or legal obligation to advance or loan funds to the company between Japan Food Tech Holdings, Inc. and Koichi Ishizuka/White Knight Co., Ltd. We may also seek to sell shares of our common stock in order to fund our business activities. In order to implement our plan of operations for the next twelve-month period, we require further funding. Being a start-up stage company, we have very limited operating history. After a twelve-month period we may need additional financing but currently do not have any arrangements for such financing.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash we need, or cease operations entirely.

Revenues

For the year ended March 31, 2024, we generated revenue in the amount of $15,922. This revenue was generated as a result of selling our products to customers. We are considered to be a reseller, as the products we offer are currently manufactured by Mama Foods Co., Ltd. (“Mama Foods”).

For the year ended March 31, 2023, we generated revenue in the amount of $1,038. This revenue was generated as a result of commencing efforts to sell products, in this instance vegan foie gras, to customers. We are considered to be a reseller, as the products we offer are currently manufactured by Mama Foods Co., Ltd. (“Mama Foods”).

The sole shareholder of Mama Foods is White Knight Co., Ltd., a Japan entity, which is owned and controlled by Koichi Ishizuka. Koichi Ishizuka is Chief Executive Officer, Chief Financial Officer, and Director of Japan Food Tech Holdings, Inc., Mama Foods Co., Ltd. and White Knight Co., Ltd.

Net Loss

We recorded a net loss of $761,837 and $321,820 for the years ended March 31, 2024 and 2023, respectively. The variance in net loss is attributed to substantial credit losses incurred during the March 31, 2024 fiscal year.

Cash flows

For the years ended March 31, 2024 and 2023, cash used in operating activities was $(256,940) and $(293,628) respectively. For both periods, it is the Company’s belief that the negative cash flow was primarily attributable to our incurred net loss.

For the years ended March 31, 2024 and 2023, cash used in investing activities was $(3,804) and $(527,675), respectively. The variance between periods is primarily attributable to a related party loan in the amount of $(710,700) during the year ended March 31, 2023.

For the years ended March 31, 2024 and 2023, cash provided by financing activities was $276,930 and $854,559, respectively. The variance between periods is primarily attributable to significantly greater cash received for common shares during the fiscal year ended March 31, 2023.

Total Liabilities

As of March 31, 2024 and 2023, we had total liabilities in the amount of $50,019 and $40,122, respectively. For both fiscal years this was primarily attributable to accounts payable - related party.

Additional Paid-In Capital

The Company’s sole officer and Director, Koichi Ishizuka, paid expenses on behalf of the company and its wholly owned subsidiary totaling $89,880 during the period ended March 31, 2024. These payments are considered contributions to the company with no expectation of repayment and are posted as additional paid-in capital.

The Company’s sole officer and Director, Koichi Ishizuka, paid expenses on behalf of the company and its wholly owned subsidiary totaling $67,574 during the period ended March 31, 2023. In addition, our Director contributed capital totaling $17,754 to fund the establishment of our subsidiary Dr. Foods Singapore. These payments are considered contributions to the company with no expectation of repayment and are posted as additional paid-in capital.

Letter of Intent- Non-Definitive Agreement

On January 12, 2022, Japan Food Tech Holdings, Inc., formerly known as, “Dr. Foods, Inc.,” a Nevada Company, Mama Foods Co., Ltd., a Japan Company, and White Knight Co., Ltd., a Japan Company entered into a non-definitive agreement, a “Letter of Intent”, whereas it was proposed that Dr. Foods, Inc., would acquire 100% of the controlling interest of Mama Foods Co., Ltd. from related party, White Knight Co., Ltd., in exchange for $500,000 coupled with the issuance of 19,500,000 shares of restricted Preferred Stock to White Knight Co., Ltd. The issuance of shares shall be subject to the rules and limitations set forth by the Securities Act Rule 144. To proceed with the transaction the Issuer required, and continues to require, an audit of Mama Foods Co., Ltd. for its last two completed fiscal years and a review of any interim periods following the most recent fiscal year-end. It has been mandated that this requirement must be met before the transaction can move forward in any capacity.

White Knight Co., Ltd. is a Japanese entity owned and controlled by Koichi Ishizuka.

Mama Foods, Co., Ltd. (“Mama Foods”) is a food company founded in Japan in 1958, currently offering customers in Japan wholesale and retail products centering on Japanese side dishes, from chilled foods to packed and sterilized food.

In 2021, White Knight Co., Ltd. acquired 100% of Mama Foods from its prior controller, in exchange for approximately 1 million USD. The current website for Mama Foods, which includes additional information, can be found here: mama-foods.com/en/

The non-definitive agreement described above expired without the proposed terms of the non-definitive agreement being met and without the transaction moving forward. Mama Foods Co., Ltd. did not provide the requested audited financials or related materials to the Issuer. However, common management of both Mama Foods Co., Ltd. and Dr. Foods, Inc. has verbally agreed to consider moving forward with the transaction if Mama Foods Co., Ltd. can eventually provide the required financial documentation, which it has not done so to date.

The preparation of Mama Foods Co., Ltd.’s financial records is being led by Koichi Ishizuka, who has other business commitments and limited availability. Additionally, he lacks accounting expertise, so the Company has hired an external accountant, with limited knowledge themselves, to assist with this process.

Given the current circumstances, it is highly improbable that the acquisition of Mama Foods Co., Ltd. will proceed in the foreseeable future unless Koichi Ishizuka engages additional staff or third parties to expedite the preparation of the audited financials and related financial information for Mama Food Co., Ltd. Even with such measures in place, the success of the audit still depends on Koichi Ishizuka providing the necessary documentation and supporting information, which remains uncertain.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

Pages

Report of Independent Registered Public Accounting Firm (PCAOB FIRM ID - 2738)	F2

Consolidated Balance Sheets	F4

Consolidated Statements of Operations	F5

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)	F6

Consolidated Statements of Cash Flows	F7

Notes to Consolidated Financial Statements	F8-F9

- F1 -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Japan Food Tech Holdings, Inc. (formerly Dr. Foods, Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Japan Food Tech Holdings, Inc. (formerly Dr. Foods, Inc.) (the Company) as of March 31, 2024 and 2023, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended March 31, 2024, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two- year period ended March 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company had negative cash flow from operations, minimal revenues, reoccurring net losses, and significant stockholders’ deficiency which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are discussed in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

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

Going Concern

As discussed in Note 3 to the consolidated financial statements, the Company had negative cash flow from operations, minimal revenues, reoccurring net losses, and significant stockholders’ deficiency.

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

/s/ M&K CPAS, PLLC

M&K CPAS, PLLC

We have served as the Company’s auditor since 2023

Firm ID 2738

The Woodlands, TX

August 13, 2024

- F2 -

Japan Food Tech Holdings, Inc.

FKA Dr. Foods, Inc.

Consolidated Balance Sheets

(Audited)

	March 31, 2024	March 31, 2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,741	$1,365
Accounts receivable - trade	11,333	384
Advance payments	1,532	567
Loan to related party	-	535,460
Interest Receivable - related party	-	4,402
TOTAL CURRENT ASSETS	21,606	542,178
TOTAL ASSETS	$21,606	$542,178

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable, other	$1,017	$7,396
Accounts payable - related party	48,142	29,524
Deferred revenue	328	-
Accrued Expenses	-	2,705
Other current liabilities	532	497

TOTAL LIABILITIES	$50,019	$40,122

Stockholders’ Equity (Deficit)
Preferred stock ($0.0001 par value, 20,000,000 shares authorized; 10,000 issued and outstanding as of March 31, 2024 and March 31, 2023)	1	1
Common stock ($0.0001 par value, 4,800,000,000 shares authorized, 13,708,699 and 13,114,888 issued and outstanding as of March 31, 2024 and March 31, 2023, respectively)	1,371	1,312
Foreign currency translation adjustment	(69,245)	(23,683)
Additional paid-in capital	2,175,985	1,899,114
Accumulated deficit	(2,136,525)	(1,374,688)
Total Stockholders’ Equity (Deficit)	(28,413)	502,056

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$21,606	$542,178

The accompanying notes are an integral part of these audited financial statements.

- F4 -

Japan Food Tech Holdings, Inc.

FKA Dr. Foods, Inc.

Consolidated Statements of Operations

(Audited)

	Year Ended March 31, 2024	Year Ended March 31, 2023
Revenues
Revenues, net	$15,902	$1,000
Revenues, net - related party	20	38
Total Revenues	15,922	1,038
Cost of revenues	-	-
Gross Profit	$15,922	$1,038

Operating Expenses

General and administrative expenses	$274,581	$326,423
Total operating expenses	274,581	326,423

Income (loss) from operations	(258,659)	(325,385)

Other income (expense)
Credit losses, related party	$(507,709)	$-
Interest income - related party	5,338	4,339
Other income (expense)	(277)	-
Total other income (expense)	(502,648)	4,339

Net income (loss) before tax	(761,307)	(321,046)
Income tax expense	(530)	(774)

NET INCOME (LOSS)	$(761,837)	$(321,820)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	$(45,562)	$(23,683)

TOTAL COMPREHENSIVE INCOME (LOSS)	$(807,399)	$(345,503)

Income per common share
Basic	$(0.06)	$(0.03)
Diluted	$-	$-

Weighted average common shares outstanding
Basic	13,601,618	12,853,560
Diluted	-	-

The accompanying notes are an integral part of these audited financial statements.

- F5 -

Japan Food Tech Holdings, Inc.

FKA Dr. Foods, Inc.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Period March 31, 2022 to March 31, 2024

(Audited)

	Common Shares	Par Value Common Shares	Series Z Preferred Shares	Par Value Series Z Preferred Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total

Balances, March 31, 2022	11,576,427	$1,158	10,000	$1	$1,044,709	$-	$(1,052,868)	$(7,000)
Common shares sold	1,538,461	154	-	-	769,077	-	-	769,231
Capital contributed by subsidiary	-	-	-	-	17,754	-	-	17,754
Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	67,574	-	-	67,574
Net loss	-	-	-	-	-	-	(321,820)	(321,820)
Foreign currency translation	-	-	-	-	-	(23,683)	-	(23,683)
Balances, March 31, 2023	13,114,888	$1,312	10,000	$1	$1,899,114	$(23,683)	$(1,374,688)	$502,056
Common shares sold	593,811	59	-	-	186,991	-	-	187,050
Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	89,880	-	-	89,880
Net loss	-	-	-	-	-	-	(761,837)	(761,837)
Foreign currency translation	-	-	-	-	-	(45,562)	-	(45,562)
Balances, March 31, 2024	13,708,699	$1,371	10,000	$1	$2,175,985	$(69,245)	$(2,136,525)	$(28,413)

The accompanying notes are an integral part of these audited financial statements.

- F6 -

Japan Food Tech Holdings, Inc.

FKA Dr. Foods, Inc.

Consolidated Statements of Cash Flows

(Audited)

	Year Ended March 31, 2024	Year Ended March 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(761,837)	$(321,820)

Credit losses, related party	507,709	-

Changes in current assets and liabilities:
Accounts receivable	(11,513)	(379)
Advance payments	(1,081)	(558)
Accounts payable, other	(5,765)	29,692
Accounts payable, related party	23,148	7,504
Interest receivable – related party	(5,338)	(4,338)
Accrued expenses	(2,705)	(4,234)
Deferred revenue	343	-
Other current liabilities	99	505
Net cash used in operating activities	(256,940)	(293,628)

CASH FLOWS FROM INVESTING ACTIVITIES
Loan to related party	(121,032)	(710,700)
Payments received from related party loan	117,228	183,025
Net cash used in investing activities	(3,804)	(527,675)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received for common shares	187,050	769,231
Contributed capital	89,880	85,328
Net cash provided by financing activities	276,930	854,559

Net effect of exchange rate changes on cash	(8,810)	(31,891)

Net change in cash	7,376	1,365
Beginning cash balance	1,365	-
Ending cash balance	$8,741	$1,365

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$532	$-

The accompanying notes are an integral part of these audited financial statements.

 - F7 -

Japan Food Tech Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Audited)

Note 1 - Organization and Description of Business

Japan Food Tech Holdings, Inc., formerly known as, “Dr. Foods, Inc.”, and “Catapult Solutions, Inc.” (referred to as “we,” “us,” “our,” the “Company” and or the “Registrant”), was incorporated in the State of Nevada on February 26, 2021.

The Company was created for the sole purpose of participating in a Nevada holding company reorganization pursuant to NRS 92A.180, NRS 92A.200, NRS 92A.230 and NRS 92A.250. The constituent corporations in the reorganization were Ambient Water Corporation (“AWGI” or “Predecessor”), Catapult Solutions, Inc. (“Successor”), and Catapult Merger Sub, Inc. (“Merger Sub”). Former management served as the sole officer and director for each corporation involved in the reorganization.

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

Pursuant to the above, on April 23, 2021, Ambient Water Corporation filed Articles of Merger with the Nevada Secretary of State. The merger became effective on April 28, 2021, at 4:00 PM EST (“Effective Time”). At the Effective Time, Predecessor was merged with and into Merger Sub (the “Merger), and Predecessor became the surviving corporation. Each share of Predecessor stock issued and outstanding immediately prior to the Effective Time was converted into one validly issued, fully paid and non-assessable share of Catapult Solutions, Inc.’s stock.

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

As part of the change in control, former management resigned from all positions with the Company and its board of directors. On July 23, 2021, Koichi Ishizuka was appointed as the sole officer and director of the Company.

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

On January 12, 2022, Japan Food Tech Holdings, Inc., formerly known as, “Dr. Foods, Inc.,” a Nevada Company, Mama Foods Co., Ltd., a Japan Company, and White Knight Co., Ltd., a Japan Company entered into a non-definitive agreement, a “Letter of Intent”, whereas it was proposed that Dr. Foods, Inc., would acquire 100% of the controlling interest of Mama Foods Co., Ltd. from related party, White Knight Co., Ltd., in exchange for $500,000 coupled with the issuance of 19,500,000 shares of restricted Preferred Stock to White Knight Co., Ltd. The issuance of shares shall be subject to the rules and limitations set forth by the Securities Act Rule 144. To proceed with the transaction the Issuer required, and continues to require, an audit of Mama Foods Co., Ltd. for its last two completed fiscal years and a review of any interim periods following the most recent fiscal year-end. It has been mandated that this requirement must be met before the transaction can move forward in any capacity.

White Knight Co., Ltd. is a Japanese entity owned and controlled by Koichi Ishizuka.

Mama Foods, Co., Ltd. (“Mama Foods”) is a food company founded in Japan in 1958, currently offering customers in Japan wholesale and retail products centering on Japanese side dishes, from chilled foods to packed and sterilized food.

In 2021, White Knight Co., Ltd. acquired 100% of Mama Foods from its prior controller, in exchange for approximately 1 million USD. The current website for Mama Foods, which includes additional information, can be found here: mama-foods.com/en/

The non-definitive agreement described above expired without the proposed terms of the non-definitive agreement being met and without the transaction moving forward. Mama Foods Co., Ltd. did not provide the requested audited financials or related materials to the Issuer. However, common management of both Mama Foods Co., Ltd. and Japan Food Tech Holdings, Inc., formerly known as, “Dr. Foods, Inc.,” has verbally agreed to consider moving forward with the transaction if Mama Foods Co., Ltd. can eventually provide the required financial documentation, which it has not done so to date.

The preparation of Mama Foods Co., Ltd.’s financial records is being led by Koichi Ishizuka, who has other business commitments and limited availability. Additionally, he lacks accounting expertise, so the Company has hired an external accountant, with limited knowledge themselves, to assist with this process.

Given the current circumstances, it is highly improbable that the acquisition of Mama Foods Co., Ltd. will proceed in the foreseeable future unless Koichi Ishizuka engages additional staff or third parties to expedite the preparation of the audited financials and related financial information for Mama Food Co., Ltd. Even with such measures in place, the success of the audit still depends on Koichi Ishizuka providing the necessary documentation and supporting information, which remains uncertain.

On June 13, 2024, we filed Restated Articles of Incorporation with the Nevada Secretary of State. With this filing, we have changed our company name from Dr. Foods, Inc. to Japan Food Tech Holdings, Inc. Additionally, we amended the rights and privileges for holders of Series Z Preferred Stock, amongst other updates.

The legal date of our name change will differ from the market release date when posted on FINRA’s daily list.

Currently, we operate through Dr. Foods Co., Ltd. and DRFS Singapore and share the same business plan as that of Dr. Foods Co., Ltd. and DRFS Singapore.

At present, our principal focus is on the creation of plant-based food products to replace traditional animal products, while retaining the taste and texture of the original.

At this time, we neither rent nor own any properties. We utilize the office space and equipment of related party, Next Meats Co., Ltd., as well as office space of our management, at no cost. Management estimates such amounts to be immaterial.

The Company has elected March 31st as its year end.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidations

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Dr. Foods Japan Co., Ltd. and Dr. Foods Singapore Co., Ltd. All significant intercompany accounts and transactions have been eliminated.

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

Advertising and Promotion

All advertising, promotion and marketing expenses, including commissions, are expensed when incurred. Advertising expenses totaled $16,400 and $0 for the years ended March 31, 2024 and 2023, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents on March 31, 2024, and March 31, 2023, were $8,741 and $1,365, respectively.

Accounts Receivable and Credit Policies

Accounts receivable are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. Accounts receivable totaled $11,333 and $384 as of March 31, 2024 and March 31, 2023, respectively. Allowances for doubtful accounts were $0 for both years.

Concentration of Credit Risk

Accounts receivable from customers accounting for 10% or more of total accounts receivable are as follows:

For the year ended March 31, 2024, 84% of total accounts receivable was owed by one customer in the amount of $9,467.

For the year ended March 31, 2023, 100% of total accounts receivable was owed by three customers in the amount of $384.

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

Revenue for products is recognized when the products are delivered to the customer and the customer completes the product inspection. Cash receipts for undelivered products are recorded as deferred revenues. As of March 31, 2024 and March 31, 2023, the Company had deferred revenues related to product sales of $328 and $0, respectively.

The Company’s revenue consists of food product sales through its subsidiary, Dr. Foods Co., Ltd.

Revenue - related party

During the years ended March 31, 2024 and March 31, 2023, revenue totaling approximately $20 and $38, respectively, was recognized from sales to related party WB Burgers Japan Co. Ltd. (hereinafter referred to as “WBBJ”). WBBJ is considered to be a related party due to the fact that Koichi Ishizuka, CEO of the Company, indirectly controls WBBJ through his share ownership of WB Burgers Asia, Inc. The terms and conditions applied to the above transactions were the same as those applied to sales to customers not related to the Company.

The Company’s revenue consists of food product sales through its subsidiary, Dr. Foods Co., Ltd.

Concentration of Revenues

Gross revenues from customers accounting for 10% or more of total revenues are as follows:

For the year ended March 31, 2024, 86% of total revenue was generated from one customer in the amount of $13,693.

For the year ended March 31, 2023, 94% of total revenue was generated from three customers in the amount of $976.

Research and Development Expense

Research and development expense consists of costs incurred in performing research and development activities, including compensation and benefits for related employees, outside services and consulting costs, and related facilities, information technology and overhead expenses. Research and development costs are expensed as incurred. Research and development expenses totaled $0 and $66,422 in the years ended March 31, 2024 and 2023, respectively.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized on March 31, 2024 and 2023.

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

The Company does not have any potentially dilutive instruments as of March 31, 2024 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2024. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

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

The Company had no stock-based compensation plans as of March 31, 2024, and March 31, 2023.

The Company’s stock-based compensation for the periods ended March 31, 2024 and March 31, 2023 was $0 for both periods.

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

The Company demonstrates adverse conditions that raise substantial doubt about the Company's ability to continue as a going concern for one year following the issuance of these financial statements. These adverse conditions are negative financial trends, specifically negative cash flow from operations, minimal revenues, reoccurring net losses, and significant stockholders’ deficiency.

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

Note 4 - Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of March 31, 2024, the Company has incurred a net loss of approximately $2,136,525 which resulted in a net operating loss for income tax purposes.  The loss results in a deferred tax asset of approximately $448,670 at the effective statutory rate of 21%. The deferred tax asset has been offset by an equal valuation allowance. Given our inception on February 26, 2021, and our fiscal year end of March 31, 2024, we have completed four taxable fiscal years.

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not.  In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company has incurred a net operating loss carryforward of $2,136,525  which begins expiring in 2036. The Company has adopted ASC 740, “Accounting for Income Taxes”, as of its inception. Pursuant to ASC 740 the Company is required to compute tax asset benefits for non-capital losses carried forward. The potential benefit of the net operating loss has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the loss carried forward in future years.

Significant components of the Company’s deferred tax assets are as follows:

	March 31,

	2024	2023
Deferred tax asset, generated from net operating loss	$448,670	$288,684
Valuation allowance	(448,670)	(288,684)
	$-	$-

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate 21.0%	21.0%
Increase in valuation allowance (21.0%)	(21.0%)
Effective income tax rate 0.0%	0.0%

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years

Note 5 - Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of March 31, 2024 other than the below:

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

On January 12, 2022, Japan Food Tech Holdings, Inc., formerly known as, “Dr. Foods, Inc.,” a Nevada Company, Mama Foods Co., Ltd. (“Mama Foods”), a Japan Company, and White Knight Co., Ltd. (“WKC”), a Japan Company entered into a non-definitive agreement, a “Letter of Intent”, whereas it was proposed that Dr. Foods, Inc., would acquire 100% of the controlling interest of Mama Foods Co., Ltd. from related party, White Knight Co., Ltd., in exchange for $500,000 coupled with the issuance of 19,500,000 shares of restricted Preferred Stock to White Knight Co., Ltd. The issuance of shares shall be subject to the rules and limitations set forth by the Securities Act Rule 144. To proceed with the transaction the Issuer required, and continues to require, an audit of Mama Foods Co., Ltd. for its last two completed fiscal years and a review of any interim periods following the most recent fiscal year-end. It has been mandated that this requirement must be met before the transaction can move forward in any capacity.

Mama Foods Co., Ltd. is a food company founded in Japan in 1958, currently offering customers in Japan wholesale and retail products centering on Japanese side dishes, from chilled foods to packed and sterilized food.

Mama Foods uses ingredients taken from natural kelp and bonito without adding any chemical seasonings, preservatives, coloring agents, etc. Mama Foods currently has two existing “in house” production facilities and produces 100% of its current product offerings. From time to time, it also produces products of other third parties, including certain products offered for sale by Next Meats Co., Ltd., such as “Next Kalbi 2.0”, a boneless short rib made from meat substitutes. Currently, Mama Foods employs approximately 44 individuals. In 2021, WKC acquired 100% of Mama Foods from its prior controller, in exchange for approximately 1 million USD.

The sole shareholder of Mama Foods is WKC, which is owned and controlled by Koichi Ishizuka. Koichi Ishizuka is Chief Executive Officer, Chief Financial Officer, and Director of Dr. Foods, Inc., Mama Foods Co., Ltd. and White Knight Co., Ltd. He is also an officer and director of Next Meats Co., Ltd. Next Meats Co., Ltd. is a wholly owned subsidiary of Next Meats Holdings, Inc., a Nevada Corporation. Through his direct and indirect ownership, Koichi Ishizuka is the controlling shareholder of Next Meats Holdings, Inc.

Note 6 - Shareholder Equity

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.0001. There were 10,000 shares of Series Z Preferred Stock issued and outstanding as of March 31, 2024, and March 31, 2023, respectively. As of March 31, 2024, Series Z Preferred Stock had no conversion rights to any other class, and every vote of Series Z Preferred Stock had, and continues to have, voting rights equal to 1,000,000 votes of Common Stock.

The Company was a party to a Nevada holding company reorganization pursuant to NRS 92A.180, NRS 92A.200, NRS 92A.230 and NRS 92A.250. The constituent corporations in the reorganization were Ambient Water Corporation (“AWGI” or “Predecessor”), Catapult Solutions, Inc. (“Successor”), and Catapult Merger Sub, Inc. (“Merger Sub”). Former management served as the sole officer and director for each corporation involved in the reorganization.

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

Pursuant to the above, on April 23, 2021, Ambient Water Corporation filed Articles of Merger with the Nevada Secretary of State. The merger became effective on April 28, 2021, at 4:00 PM EST (“Effective Time”). At the Effective Time, Predecessor was merged with and into Merger Sub (the “Merger), and Predecessor became the surviving corporation. Each share of Predecessor stock issued and outstanding immediately prior to the Effective Time was converted into one validly issued, fully paid and non-assessable share of Catapult Solutions, Inc.’s stock. This includes 10,000 shares of Series Z Preferred Stock that were previously held by CRS Consulting, LLC. These shares previously held by CRS Consulting LLC were originally issued to CRS Consulting, LLC in exchange for developing the Company’s business plan and related services.

On July 20, 2021, the Company entered into a Share Purchase Agreement (the “Agreement”) by and among CRS Consulting, LLC, a Wyoming Limited Liability Company (“CRS”), White Knight Co., Ltd., a Japan Company (“WKC”), and Next Meats Holdings, Inc., a Nevada Company (“NXMH”), pursuant to which, on July 23, 2021, (“Closing Date”), CRS sold 10,000 shares of the Company’s Series Z Preferred Stock, representing, at the time, approximately 81.20% voting control of the Company; 5,000 shares of Series Z Preferred Stock were transferred to WKC and 5,000 shares of Series Z Preferred Stock were transferred to NXMH. The consummation of the transactions contemplated by the Agreement resulted in a change in control of the Company, with WKC and NXMH, becoming the Company’s largest controlling stockholders at the time of the transaction. (see Note 1).

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

Common Stock

The authorized common stock of the Company consists of 4,800,000,000 shares with a par value of $0.0001. There were 13,708,699 and 13,114,888 shares of common stock issued and outstanding as of March 31, 2024, and March 31, 2023, respectively.

At the time of reorganization, April 28, 2021, former shareholders of Ambient Water Corporation became shareholders of Catapult Solutions, Inc., representing all the common and preferred shares outstanding at that time.

On or about May 31, 2022, we sold 1,538,461 shares of restricted Common Stock to SJ Capital Co., Ltd., a Japanese Company, for proceeds totaling approximately $769,231.

On September 21, 2022, the Company completed a reverse stock split whereas every 200 shares of the Company’s issued and outstanding common stock were automatically converted into one issued and outstanding share of common stock, without any change in the par value per share. Immediately prior to the Stock Split, we had approximately 2,622,968,890 shares of Common Stock issued and outstanding. Immediately following September 21, 2022, we had approximately 13,114,888 shares of Common Stock issued and outstanding (see Note 1). These financial reports reflect the 200 to 1 reverse stock split for all periods for comparative purposes.

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

Additional Paid-In Capital

The Company’s sole officer and Director, Koichi Ishizuka, paid expenses on behalf of the company and its wholly owned subsidiary totaling $89,880 during the period ended March 31, 2024. These payments are considered contributions to the company with no expectation of repayment and are posted as additional paid-in capital.

The Company’s sole officer and Director, Koichi Ishizuka, paid expenses on behalf of the company and its wholly owned subsidiary totaling $67,574 during the period ended March 31, 2023. In addition, our Director contributed capital totaling $17,754 to fund the establishment of our subsidiary Dr. Foods Singapore. These payments are considered contributions to the company with no expectation of repayment and are posted as additional paid-in capital.

Note 7 - Related Party Transactions

Revenues

During the years ended March 31, 2024 and 2023, the Company recorded $20 and $38 of sales, respectively, to related party WB Burgers Japan Co., Ltd. (“WBBJ”).

WBBJ is considered to be a related party due to the fact that Koichi Ishizuka, CEO of the Company, indirectly controls WBBJ through his share ownership of WB Burgers Asia, Inc. The terms and conditions applied to the above transactions were the same as those applied to sales to customers not related to the Company.

Loans receivable

During the period ended March 31, 2023, our wholly owned subsidiary, Dr. Foods Co. Ltd., loaned approximately $710,700 to related party White Knight Co., Ltd. (“White Knight”). White Knight is owned and controlled by our Chief Executive Officer, Koichi Ishizuka. During the period ended March 31, 2023, the Company received approximately $183,025 from White Knight as repayment for this loan and loan interest of $4,338 was accrued at 1%, resulting in total accrued loan interest of $4,402.

During the period ended March 31, 2024, Dr. Foods Co. Ltd. loaned additional funds to White Knight totaling approximately $121,032, receiving repayments totaling approximately $117,228 and accrued loan interest of approximately $5,338. As of March 31, 2024, total accrued loan interest was $8,980. The loan is related to the proposed acquisition of Mama Foods Co., Ltd. (“Mama Foods”), currently a wholly owned subsidiary of White Knight. The Company seeks to acquire Mama Foods from White Knight during the next fiscal quarter and these funds will be used to facilitate that acquisition. This loan accrues interest at 1%, is non-secured and payable upon demand.

As of March 31, 2024, the Company wrote off the principal balance of $475,860 and accrued interest of $8,980 due to doubts about the ability to complete the acquisition of Mama Foods within the next twelve months. The Company incurred credit losses of $507,709 after foreign currency translation adjustments.

Accounts payable

During the periods ended March 31, 2024 and 2023, Dr. Foods Co. Ltd. received invoices from related party Mama Foods Co., Ltd. totaling $8,984 and $0, respectively.

During the period ended March 31, 2024, Dr. Foods Co. Ltd. received invoices from related party Next Meats Co.

Ltd. totaling approximately $14,031.

During the period ended March 31, 2023, Dr. Food Co. Ltd. received invoices from related party Next Meats Co. Ltd. totaling approximately $11,517.

During the period ended March 31, 2023, related party White Knight Co., Ltd. and our sole officer and director, Koichi Ishizuka, invoiced the Company for expenses paid on the behalf of the Company totaling approximately $18,007.

During the period ended March 31, 2024, White Knight Co., Ltd. invoiced the Company approximately $7,120, bringing the total owed by the Company to approximately $25,127.

Additional paid-in capital

The Company’s sole officer and director, Koichi Ishizuka, paid expenses on behalf of the Company and its wholly owned subsidiary totaling $89,880 during the period ended March 31, 2024. These payments are considered contributions to the company with no expectation of repayment and are posted as additional paid-in capital

The Company’s sole officer and director, Koichi Ishizuka, paid expenses on behalf of the company and its wholly owned subsidiary totaling $67,574 during the year ended March 31, 2023. In addition, our director contributed capital totaling $17,754 to fund the establishment of our subsidiary Dr. Foods Singapore. These payments are considered contributions to the company with no expectation of repayment and are posted as additional paid-in capital.

Note 8 - Deferred Revenue

During the period ended March 31, 2024, the Company received payments from customers totaling approximately $328 for orders the Company was unable to fulfill during the period. The Company has recorded those customer receipts as deferred revenue as of March 31, 2024, and expects to fulfill those orders during the subsequent fiscal quarter.

Note 9 - Subsequent Events

On June 13, 2024, we filed Restated Articles of Incorporation with the Nevada Secretary of State. With this filing, we have changed our company name from Dr. Foods, Inc. to Japan Food Tech Holdings, Inc. Additionally, we amended the rights and privileges for holders of Series Z Preferred Stock, amongst other updates.

On June 17, 2024, our majority shareholder, White Knight Co., Ltd., a Japanese Company, owned and controlled by our sole Officer and Director, Koichi Ishizuka, elected to convert 82 shares of its Series Z Preferred Stock of Japan Food Tech Holdings, Inc. into a total of 82,000,000 shares of Common Stock. This conversion has been approved by the Company and its Board of Directors, and the conversion became effective on June 17, 2024.

For clarity, every 1 share of Series Z Preferred Stock in the above transaction was converted into 1,000,000 shares of Common Stock, for a total of 82,000,000 shares of Common Stock. Converting Series Z Preferred Stock into Common Stock cannot be done if it necessitates an increase to our authorized shares. In this case, the conversion does not require an increase to the authorized shares.

Following the above conversion, and as of June 17, 2024, there were 95,708,699 shares of Common Stock and 9,918 shares of Preferred Series Z Stock issued and outstanding.

- F9 -

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this annual report, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC.  The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.  As required under Exchange Act Rule 13a-15, the Company’s management, being our sole officer and director, Koich Ishizuka, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer, Koichi Ishizuka, who also serves as our Principal Financial Officer concluded that the disclosure controls and procedures are ineffective.

Our Chief Executive Officer, Koichi Ishizuka, has reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) as of the end of the period covered by the report March 31, 2024 and has concluded that (i) the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission, and (ii) the Company’s controls and procedures have not been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the Company only has one officer and director, Koichi Ishizuka.

Evaluation of disclosure controls and procedures.

Our management, consisting solely of Koichi Ishizuka, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

b)                   We lacked sufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of U.S. GAAP and SEC disclosure requirements and the identification and approval of related party transactions.

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

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We plan to create a position to segregate duties consistent with control objectives and plan to increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We will work as quickly as possible to implement these initiatives; however, the lack of adequate working capital and positive cash flow from operations will likely slow this implementation. Within the past fiscal year we have not been able to implement any of the above remediation initiatives, which we had originally detailed in our annual report for our prior fiscal year end.

Changes in Internal Control

There have been no changes in internal controls over the financial reporting that occurred during the fiscal quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Mr. Koichi Ishizuka, Age 53 - Chief Executive Officer, Chief Financial Officer, President, Director, Secretary, and Treasurer

Background of Mr. Koichi Ishizuka

Mr. Koichi Ishizuka’s academic journey includes earning his MBA from the University of Aoyama Gakuin in 2004 and completing the Advanced Management Program at Harvard School of Business in 2011. Stepping into the professional arena, he commenced as the head of marketing at Thomson Reuters, a prominent mass media and information firm. His career trajectory led him to pivotal roles, serving as CEO for Xinhua Finance Japan in 2006, Fate Corporation in 2008, and LCA Holdings, Ltd. in 2009.

Presently, Mr. Ishizuka holds the position of Chief Executive Officer across a spectrum of companies, including OFF Line Co., Ltd., Photozou Co., Ltd., Photozou Holdings, Inc., Photozou Koukoku Co., Ltd., Off Line International, Inc., and OFF Line Japan Co., Ltd. He has held the position of CEO with OFF Line Co., Ltd. since 2013, Photozou Co., Ltd. since 2016, Photozou Holdings, Inc. since 2017, Photozou Koukoku Co., Ltd. since 2017, Zentrum Holdings, Inc. (formerly known as Off Line International, Inc.) since 2019, and OFF Line Japan Co., Ltd. since 2018. On November 18, 2020, Koichi Ishizuka assumed the roles of Chief Financial Officer and Director of Next Meats Holdings, Inc., followed by his appointment as Chief Executive Officer on December 28, 2021. He continues to hold these positions to this day, and additionally maintains a controlling interest in Next Meats Holdings, Inc. Additionally, he serves as the Chief Financial Officer of Next Meats Co., Ltd., a Japanese alternative meat company and wholly owned subsidiary of Next Meats Holdings, Inc.

Since its inception on April 14, 2021, Koichi Ishizuka has served as CEO of WB Burgers Japan Co., Ltd., a Japanese company. On May 7, 2021, Mr. Koichi Ishizuka was appointed as the Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director of Business Solutions Plus, Inc., which is now known as WB Burgers Asia, Inc. WB Burgers Japan Co., Ltd. is a wholly owned subsidiary of WB Burgers Asia, Inc. WB Burgers Japan Co., Ltd. holds the rights to the “Master Franchise Agreement” with Jakes’ Franchising LLC, a Delaware Limited Liability Company, as it pertains to the establishment and operation of Wayback Burger Restaurants within the country of Japan. On July 23, 2021, Mr. Ishizuka was appointed as Chief Executive Officer, Chief Financial Officer, President, Treasurer, and Director of Japan Food Tech Holdings, Inc. (formerly known as Dr. Foods, Inc., and Catapult Solutions, Inc.). Koichi Ishizuka has a controlling interest in Japan Food Tech Holdings, Inc. On March 21, 2022, Mr. Ishizuka was appointed as the Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director of WeCapital Holdings, Inc., (formerly known as Perfect Solutions Group, Inc.).

Given Mr. Ishizuka’s extensive business acumen, long-standing entrepreneurial background, and experience managing companies with the food sector, the company firmly believes that Koichi Ishizuka is well-suited to continue to serve as our sole officer and director.

As of the date of this filing, there has not been any material plan, contract or arrangement (whether or not written) to which our sole officer and director are a party in connection with their appointments at Japan Food Tech Holdings, Inc.

Employees

Currently, we, “Japan Food Tech Holdings”, have only one employee, our sole officer and Director Koichi Ishizuka, who is not compensated at present for his services. However, pursuant to an arrangement with Next Meats Co., Ltd., a Japan Corporation, Next Meats Co., Ltd. provides temporary employees (staff) to our Company as needed to further our business agenda. Regarding this arrangement, we are billed by Next Meats Co. Ltd. on a case by case basis depending on the amount of staff and hours allocated by each staff member to our business endeavors, primarily consisting of research and development.

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

A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our President, at the address appearing on the first page of this Annual Report.

Item 11. Executive Compensation.

Summary Compensation Table

Name and principal position (a)	As of March 31, (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-equity incentive plan compensation ($) (g)	Non-qualified deferred compensation earnings ($) (h)	All other compensation ($) (i)	Total ($) (j)

Koichi Ishizuka, Sole Officer and Director	2024	-	-	-	-	-	-	-	-
	2023	-	-	-	-	-	-	-	-

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of August 13, 2024, the Company has 95,708,699 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report. The below table is as of August 13, 2024.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Voting Shares of Preferred Stock	Preferred Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned
Executive Officers and Directors
Koichi Ishizuka [1] 3F K’s Minamiaoyama 6-6-20-Minamiaoyama, Minato-ku Tokyo, Japan	82,000,000	85.677%	9,918	100%	99.86%
5% or Greater Shareholders
White Knight Co., Ltd. [1] 3F K’s Minamiaoyama 6-6-20-Minamiaoyama, Minato-ku Tokyo, Japan	82,000,000	85.677%	9,918	100%	99.86%

1 Koichi Ishizuka is our sole officer and director as of the date of this report. He also owns and controls White Knight Co., Ltd., a Japan entity. Via his ownership and control of White Knight Co., Ltd., Koichi Ishizuka is the beneficial owner of 82,000,000 shares of Common Stock and 9,918 shares of Series Z Preferred Stock. Every vote of Series Z Preferred Stock has voting rights equal to 1,000,000 votes of Common Stock. Each share of Series Z Preferred Stock may be converted into 1,000,000 shares of Common Stock.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Revenues

During the years ended March 31, 2024 and 2023, the Company recorded $20 and $38 of sales, respectively, to related party WB Burgers Japan Co., Ltd. (“WBBJ”). WBBJ is operated by the Company’s sole Officer and Director, Koichi Ishizuka. WBBJ is a wholly owned subsidiary of WB Burgers Asia, Inc., a Nevada Corporation. Koichi Ishizuka, directly and indirectly has the ability to control WB Burgers Asia, Inc. He is also an officer and director of WB Burgers Asia, Inc.

Loans receivable

During the period ended March 31, 2023, our wholly owned subsidiary, Dr. Foods Co. Ltd. loaned approximately $710,700 to related party White Knight. White Knight is owned and controlled by our Chief Executive Officer, Koichi Ishizuka. During the period ended March 31, 2023, the Company received approximately $183,025 from White Knight as repayment for this loan and loan interest of $4,338 was accrued at 1%, resulting in total accrued loan interest of $4,402.

During the period ended March 31, 2024, Dr. Foods Co. Ltd. loaned additional funds to White Knight totaling approximately $121,032, received repayments totaling approximately $117,228 and accrued loan interest of approximately $5,338. As of March 31, 2024, total accrued loan interest was $8,980. The loan is related to the planned acquisition of Mama Foods Co., Ltd. (“Mama Foods”), currently a wholly owned subsidiary of White Knight Co., Ltd. The Company seeks to acquire Mama Foods from White Knight Co., Ltd. during the next fiscal quarter and these funds will be used to facilitate that acquisition. There is no guarantee of any kind however, that this acquisition occurs during the next fiscal quarter. This loan accrues interest at 1%, is non-secured and payable upon demand.

As of March 31, 2024, the Company wrote off the principal balance of $475,860 and accrued interest of $8,980 due to doubts about the ability to complete the acquisition of Mama Foods within the next twelve months. The Company incurred credit losses of $507,709 after foreign currency translation adjustments.

Accounts payable

During the periods ended March 31, 2024 and 2023, Dr. Foods Co. Ltd. received invoices from related party Mama Foods Co., Ltd. totaling $8,984 and $0, respectively.

White Knight Co., Ltd. is a Japanese entity owned and controlled by Koichi Ishizuka.

During the period ended March 31, 2024, Dr. Foods Co. Ltd. received invoices from related party Next Meats Co.

Ltd. totaling approximately $14,031. Next Meats Co., Ltd. is a wholly owned subsidiary of Next Meats Holdings, Inc., a Nevada Corporation. Koichi Ishizuka is Chief Executive Officer, Chief Financial Officer, President, Secretary, and Director of Next Meats Holdings, Inc. Koichi Ishizuka is also an officer of Next Meats Co., Ltd.

During the period ended March 31, 2023, Dr. Foods Co. Ltd. received invoices from related party Next Meats Co. Ltd. totaling approximately $11,517.

During the period ended March 31, 2023, related party White Knight Co., Ltd., and our sole officer and director, Koichi Ishizuka, invoiced the Company for expenses paid on the behalf of the Company totaling approximately $18,007.

During the period ended March 31, 2024, White Knight Co., Ltd. invoiced the Company approximately $7,120, bringing the total owed by the Company to approximately $25,127.

Additional paid-in capital

The Company’s sole officer and Director, Koichi Ishizuka, paid expenses on behalf of the Company and its wholly owned subsidiary totaling $89,880 during the period ended March 31, 2024. These payments are considered contributions to the company with no expectation of repayment and are posted as additional paid-in capital

The Company’s sole officer and Director, Koichi Ishizuka, paid expenses on behalf of the company and its wholly owned subsidiary totaling $67,574 during the year ended March 31, 2023. In addition, our Director contributed capital totaling $17,754 to fund the establishment of our subsidiary, Dr. Foods Singapore. These payments are considered contributions to the company with no expectation of repayment and are posted as additional paid-in capital.

Office Space

We utilize the office space and equipment of Next Meats Co., Ltd., as well as office space of our management, at no cost. Management estimates such amounts to be immaterial. Next Meats Co., Ltd. is owned and controlled by Next Meats Holdings, Inc., which Koichi Ishizuka has the power to control. Additionally, Koichi Ishizuka serves as an officer and director of Next Meats Holdings, Inc.

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

Other Information

On January 12, 2022, Japan Food Tech Holdings, Inc., formerly known as, “Dr. Foods, Inc.,” a Nevada Company, Mama Foods Co., Ltd., a Japan Company, and White Knight Co., Ltd., a Japan Company entered into a non-definitive agreement, a “Letter of Intent”, whereas it was proposed that Dr. Foods, Inc., would acquire 100% of the controlling interest of Mama Foods Co., Ltd. from related party, White Knight Co., Ltd., in exchange for $500,000 coupled with the issuance of 19,500,000 shares of restricted Preferred Stock to White Knight Co., Ltd. The issuance of shares shall be subject to the rules and limitations set forth by the Securities Act Rule 144. To proceed with the transaction, the Issuer required, and continues to require an audit of Mama Foods Co., Ltd. for its last two complete fiscal years and a review of any interim periods following the most recent fiscal year-end. It has been mandated that this requirement must be met before the transaction can move forward in any capacity.

White Knight Co., Ltd. is a Japanese entity owned and controlled by Koichi Ishizuka.

Mama Foods, Co., Ltd. (“Mama Foods”) is a food company founded in Japan in 1958, currently offering customers in Japan wholesale and retail products centering on Japanese side dishes, from chilled foods to packed and sterilized food.

In 2021, White Knight Co., Ltd. acquired 100% of Mama Foods from its prior controller, in exchange for approximately 1 million USD. The current website for Mama Foods, which includes additional information, can be found here: mama-foods.com/en/

The non-definitive agreement described above expired without the proposed terms of the non-definitive agreement being met and without the transaction moving forward. Mama Foods Co., Ltd. did not provide the requested audited financials or related materials to the Issuer. However, common management of both Mama Foods Co., Ltd. and Japan Food Tech Holdings, Inc., formerly knowned as, “Dr. Foods, Inc.,” has verbally agreed to consider moving forward with the transaction if Mama Foods Co., Ltd. can eventually provide the required financial documentation, which it has not done so to date.

The preparation of Mama Foods Co., Ltd.’s financial records is being led by Koichi Ishizuka, who has other business commitments and limited availability. Additionally, he lacks accounting expertise, so the Company has hired an external accountant, with limited knowledge themselves, to assist with this process.

Given the current circumstances, it is highly improbable that the acquisition of Mama Foods Co., Ltd. will proceed in the foreseeable future unless Koichi Ishizuka engages additional staff or third parties to expedite the preparation of the audited financials and related financial information for Mama Food Co., Ltd. Even with such measures in place, the success of the audit still depends on Koichi Ishizuka providing the necessary documentation and supporting information, which remains uncertain.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officer(s), Director(s) and significant stockholders. We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional Directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof. On a moving forward basis, our Directors will continue to approve any related party transaction. At this time we have only one Director, Koichi Ishizuka.

Item 14. Principal Accounting Fees and Services.

Below is the approximate, aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years.

Services rendered by our principal accountants with respect to our last two fiscal year ends, each having ended March 31st.

		2023	2024
Audit fees	M&K CPAS, PLLC	$15,000	$22,500
Audit related fees	M&K CPAS, PLLC	$-	$-
Tax fees		-	-
All other fees		-	-

Total		$15,000	$22,500

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

(b) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1 (i)	Certificate of Incorporation (1)

3.1 (ii)	Certificate of Amendment (2)

3.1 (iii)	Certificate of Amendment (3)

3.1 (iv)	Certificate of Change (4)

3.13 (v)	Amended and Restated Certification of Incorporation (5)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-K for the year ended March 31, 2024 (6)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)

101.INS	XBRL Instance Document (7)

101.SCH	XBRL Taxonomy Extension Schema (7)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (7)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (7)

101.LAB	XBRL Taxonomy Extension Label Linkbase (7)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (7)

(1)	Filed as an exhibit to the Company's Form 10-12G, as filed with the SEC on May 3, 2021, and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company's Form 8-K, as filed with the SEC on August 25, 2021, and incorporated herein by this reference.
(3)	Filed as an exhibit to the Company's Form 8-K, as filed with the SEC on February 23, 2022, and incorporated herein by this reference.
(4)	Filed as an exhibit to the Company's Form 8-K, as filed with the SEC on September 14, 2022, and incorporated herein by this reference.
(5)	Filed as an exhibit to the Company's Form 8-K, as filed with the SEC on June 20, 2024, and incorporated herein by this reference.
(6)	Filed herewith.
(7)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Japan Food Tech Holdings, Inc.

(Registrant)

By: /s/ Koichi Ishizuka

Koichi Ishizuka, Chief Executive Officer, Chief Financial Officer, Director

Dated: August 13, 2024

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Koichi Ishizuka

Koichi Ishizuka, Chief Executive Officer, Chief Financial Officer, Director

Dated: August 13, 2024