Form 10-Q
period 2024-06-30
Japan Food Tech Holdings, Inc.
filed 2024-10-01
CIK 1857910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2024

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 000-56277

Japan Food Tech Holdings, Inc.

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

As of October 1, 2024, there were 95,708,699 shares of Common Stock and 9,918 shares of Series Z Preferred Stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Japan Food Tech Holdings, Inc.

Consolidated Balance Sheets

	June 30, 2024 (Unaudited)	March 31, 2024 (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,116	$8,741
Accounts receivable - trade	5,786	11,333
Advance payments	3,422	1,532
TOTAL CURRENT ASSETS	17,324	21,606
TOTAL ASSETS	$17,324	$21,606

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$14,668	$1,017
Accounts payable - related party	34,649	48,142
Deferred revenue	-	328
Other current liabilities	30	532

TOTAL LIABILITIES	$49,347	$50,019

Stockholders’ Equity (Deficit)
Preferred stock ($0.0001 par value, 20,000,000 shares authorized; 9,918 and 10,000 issued and outstanding as of June 30, 2024 and March 31, 2024, respectively)	1	1
Common stock ($0.0001 par value, 4,800,000,000 shares authorized, 95,708,699 and 13,708,699 issued and outstanding as of June 30, 2024 and March 31, 2024, respectively)	9,571	1,371
Foreign currency translation adjustment	(67,795)	(69,245)
Additional paid-in capital	2,640,396	2,175,985
Accumulated deficit	(2,614,196)	(2,136,525)
Total Stockholders’ Equity (Deficit)	(32,023)	(28,413)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$17,324	$21,606

The accompanying notes are an integral part of these unaudited financial statements.

Japan Food Tech Holdings, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months June 30, 2024	Three Months June 30, 2023
Revenues
Revenues, net	$5,276	$616
Revenues, net - related party	248	-
Total Revenues	5,524	616
Cost of revenues	-	-
Gross Profit	$5,524	$616

Operating Expenses

General and administrative expenses	$88,008	$70,293
Total operating expenses	88,008	70,293

Income (loss) from operations	(82,484)	(69,677)

Other income (expense)
Interest income - related party	-	1,315
Other income (expense)	1,173	-
Total other income (expense)	1,173	1,315

Net income (loss) before tax	(81,311)	(68,362)
Income tax expense	-	-

NET INCOME (LOSS)	$(81,311)	$(68,362)

Deemed dividend to preferred shareholders - related party	(396,360)	-

Net Income attributable to common shareholder	$(477,671)	$(68,362)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	$1,450	$(45,112)

TOTAL COMPREHENSIVE INCOME (LOSS)	$(79,861)	$(113,474)

Income per common share
Basic and diluted	$(0.02)	$(0.01)

Weighted average common shares outstanding
Basic and diluted	26,324,084	13,278,023

The accompanying notes are an integral part of these unaudited financial statements.

Japan Food Tech Holdings, Inc.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Period Ending June 30, 2024

(Unaudited)

	Common Shares	Par Value Common Shares	Series Z Preferred Shares	Par Value Series Z Preferred Shares	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balances, March 31, 2024	13,708,699	$1,371	10,000	$1	$2,175,985	$(69,245)	$(2,136,525)	$(28,413)
Series Z preferred shares converted to common shares - related party	82,000,000	8,200	(82)	-	(8,200)	-	-	-
Expenses paid on behalf of the company and contributed to capital	-	-	-	-	76,251	-	-	76,251
Deemed dividend on preferred stock amendment - related party	-	-	-	-	396,360	-	(396,360)	-
Net loss	-	-	-	-	-	-	(81,311)	(81,311)
Foreign currency translation	-	-	-	-	-	1,450	-	1,450
Balances, June 30, 2024	95,708,699	$9,571	9,918	$1	$2,640,396	$(67,795)	$(2,614,196)	$(32,023)

Japan Food Tech Holdings, Inc.

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

The accompanying notes are an integral part of these unaudited financial statements.

Japan Food Tech Holdings, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months June 30, 2024	Three Months June 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(81,311)	$(68,362)

Changes in current assets and liabilities:
Accounts receivable	5,031	(1,914)
Advance payments	(2,048)	550
Accounts payable, other	14,171	(2,013)
Accounts payable, related party	(10,961)	57,707
Interest receivable - related party	-	(1,315)
Accrued expenses	-	(2,705)
Deferred revenue	(318)	-
Other current liabilities	(485)	(278)
Net cash used in operating activities	(75,921)	(18,330)

CASH FLOWS FROM INVESTING ACTIVITIES
Loan to related party	-	(109,099)
Net cash used in investing activities	-	(109,099)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received for common shares	-	187,050
Contributed capital	76,251	22,496
Net cash provided by financing activities	76,251	209,546

Net effect of exchange rate changes on cash	(955)	(1,187)

Net change in cash	(625)	80,930
Beginning cash balance	8,741	1,365
Ending cash balance	$8,116	$82,295

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Preferred stock conversion – related party	$8,200	$-
Deemed dividend on preferred stock amendment - related party	$396,360	$-

The accompanying notes are an integral part of these unaudited financial statements.

Japan Food Tech Holdings, Inc.

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

Advertising and Promotion

All advertising, promotion and marketing expenses, including commissions, are expensed when incurred. Advertising expenses totaled $12,808 and $14,081 for the periods ended June 30, 2024 and 2023, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents on June 30, 2024, and March 31, 2024, were $8,116 and $8,741, respectively.

Accounts Receivable and Credit Policies

Accounts receivable are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. Accounts receivable totaled $5,786 and $11,333 as of June 30, 2024 and March 31, 2024, respectively. Allowances for doubtful accounts were $0 for both periods.

Concentration of Credit Risk

Accounts receivable from customers accounting for 10% or more of total accounts receivable are as follows:

For the period ended June 30, 2024, 95% of total accounts receivable was owed by five customers in the amount of $5,514.

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

Revenue for products is recognized when the products are delivered to the customer and the customer completes the product inspection. Cash receipts for undelivered products are recorded as deferred revenues. As of June 30, 2024 and March 31, 2024, the Company had deferred revenues related to product sales of $0 and $328, respectively.

The Company’s revenue consists of food product sales through its subsidiary, Dr. Foods Co., Ltd.

Revenue - related party

During the periods ended June 30, 2024 and June 30, 2023, revenue totaling approximately $248 and $0, respectively, was recognized from sales to related party WB Burgers Japan Co. Ltd. (hereinafter referred to as “WBBJ”). WBBJ is considered to be a related party due to the fact that Koichi Ishizuka, CEO of the Company, indirectly controls WBBJ through his share ownership of WB Burgers Asia, Inc. The terms and conditions applied to the above transactions were the same as those applied to sales to customers not related to the Company.

The Company’s revenue consists of food product sales through its subsidiary, Dr. Foods Co., Ltd.

Concentration of Revenues

Gross revenues from customers accounting for 10% or more of total revenues are as follows:

For the period ended June 30, 2024, 83% of total revenue was generated from three customers in the amount of $4,379.

Research and Development Expense

Research and development expense consists of costs incurred in performing research and development activities, including compensation and benefits for related employees, outside services and consulting costs, and related facilities, information technology and overhead expenses. Research and development costs are expensed as incurred. Research and development expenses totaled $0 in the periods ended June 30, 2024 and 2023.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized on June 30, 2024 and March 31, 2024.

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

During the periods ended June 30, 2024 and June 30, 2023, the number of diluted shares that have been excluded are 9,918,000 and 0, respectively.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2024. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

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

The Company had no stock-based compensation plans as of June 30, 2024, and March 31, 2024.

The Company’s stock-based compensation for the periods ended June 30, 2024 and June 30, 2023 was $0 for both periods.

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

Note 4 - Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of March 31, 2024, the Company has incurred a net loss of approximately $2,217,836 which resulted in a net operating loss for income tax purposes. The loss results in a deferred tax asset of approximately $465,746 at the effective statutory rate of 21%. The deferred tax asset has been offset by an equal valuation allowance. Given our inception on February 26, 2021, and our fiscal year end of March 31, 2024, we have completed four taxable fiscal years.

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not.  In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company has incurred a net operating loss carryforward of $2,217,836 which begins expiring in 2036. The Company has adopted ASC 740, “Accounting for Income Taxes”, as of its inception. Pursuant to ASC 740 the Company is required to compute tax asset benefits for non-capital losses carried forward. The potential benefit of the net operating loss has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the loss carried forward in future years.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years

Note 5 - Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of June 30, 2024 other than the below:

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

Note 6 - Shareholder Equity

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.0001. There were 9,918 and 10,000 shares of Series Z Preferred Stock issued and outstanding as of June 30, 2024 and March 31, 2024, respectively.

As of March 31, 2024, Series Z Preferred Stock had no conversion rights to any other class, and every vote of Series Z Preferred Stock had, and continues to have, voting rights equal to 1,000,000 votes of Common Stock.

On June 13, 2024, we filed Restated Articles of Incorporation with the Nevada Secretary of State. With this filing, we have changed our company name from Dr. Foods, Inc. to Japan Food Tech Holdings, Inc. Additionally, we amended the rights and privileges for holders of Series Z Preferred Stock, amongst other updates as detailed below:

Designation of Preferred Series Z stock. Ten Thousand (10,000) shares of the Company’s preferred stock shall be designated as Series Z Preferred Stock, $0.0001 par value per share. Initially, there will be no dividends due or payable on the Series Z Preferred Stock. Holders of Series Z Preferred Stock shall have the right to convert every one share of Series Z Preferred into One Million (1,000,000) Common Shares of the Corporation. Series Z Stock may be converted at any time, at the sole discretion of the holder of Series Z Preferred Stock. Converting Series Z Preferred Stock into Common Stock cannot be done if it necessitates an increase to our authorized shares. Each one share of the Series Z Preferred Stock shall have voting rights equal to one million (1,000,000) votes of Common Stock. With respect to all matters upon which stockholders are entitled to vote or to which stockholders are entitled to give consent, the holders of the outstanding shares of Series Z Preferred Stock shall vote together with the holders of Common Stock without regard to class, except as to those matters on which separate class voting is required by applicable law or the Corporation’s Certificate of Incorporation or by-laws.

During the period ended June 30, 2024, the Company recorded a deemed dividend of $396,360 on a preferred stock amendment after authorizing a preferred shares valuation from a third party consultant.

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

Common Stock

The authorized common stock of the Company consists of 4,800,000,000 shares with a par value of $0.0001. There were 95,708,699 and 13,708,699 shares of common stock issued and outstanding as of June 30, 2024, and March 31, 2024, respectively.

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

Additional Paid-In Capital

The Company’s sole officer and Director, Koichi Ishizuka, paid expenses on behalf of the company and its wholly owned subsidiary totaling $76,251 during the period ended June 30, 2024. These payments are considered contributions to the company with no expectation of repayment and are posted as additional paid-in capital

The Company’s sole officer and Director, Koichi Ishizuka, paid expenses on behalf of the company and its wholly owned subsidiary totaling $22,496 during the period ended June 30, 2023. These payments are considered contributions to the company with no expectation of repayment and are posted as additional paid-in capital.

Note 7 - Related Party Transactions

Revenues

During the periods ended June 30, 2024 and 2023, the Company recorded $248 and $0 of sales, respectively, to related party WB Burgers Japan Co., Ltd. (“WBBJ”).

WBBJ is considered to be a related party due to the fact that Koichi Ishizuka, CEO of the Company, indirectly controls WBBJ through his share ownership of WB Burgers Asia, Inc. The terms and conditions applied to the above transactions were the same as those applied to sales to customers not related to the Company.

Accounts payable

During the period ended March 31, 2024, Dr. Foods Co. Ltd. received invoices from related party Mama Foods Co., Ltd. totaling $8,984. These invoices were paid in full as of June 30, 2024. During the period ended June 30, 2024, Dr. Foods Co., Ltd. Received additional invoices from related party Mama Foods Co. Ltd. Totaling $4,263.

During the period ended March 31, 2024, Dr. Foods Co. Ltd. received invoices from related party Next Meats Co.

Ltd. totaling approximately $14,031.

During the period ended June 30, 2024, Dr. Foods Co. Ltd. received invoices from related party Next Meats Co. Ltd. totaling approximately $40,054 and made payments totaling approximately $47,319 bringing the total amount owed by the Company to Next Meats Co. Ltd. to approximately $6,766.

During the period ended March 31, 2024, White Knight Co., Ltd. invoiced the Company approximately $7,120, bringing the total owed by the Company to approximately $25,127 at March 31, 2024 and $23,620 at June 30, 2024, due to foreign currency translation(s).

Additional paid-in capital

The Company’s sole officer and Director, Koichi Ishizuka, paid expenses on behalf of the company and its wholly owned subsidiary totaling $76,251 during the period ended June 30, 2024. These payments are considered contributions to the company with no expectation of repayment and are posted as additional paid-in capital

The Company’s sole officer and director, Koichi Ishizuka, paid expenses on behalf of the Company and its wholly owned subsidiary totaling $22,496 during the period ended June 30, 2023 These payments are considered contributions to the company with no expectation of repayment and are posted as additional paid-in capital.

Preferred Stock

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

During the period ended June 30, 2024 the Company recorded a deemed dividend of $396,360 on a preferred stock amendment after authorizing a preferred shares valuation from a third party consultant.

Note 8 - Deferred Revenue

During the period ended March 31, 2024, the Company received payments from customers totaling approximately $328 for orders the Company was unable to fulfill during the period. The Company recorded those customer receipts as deferred revenue as of March 31, 2024, and fulfilled those orders during the subsequent fiscal quarter. Deferred revenue at June 30, 2024, was $0.

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

We have developed and brought to market for sale a product we refer to as, “Dr. Foie Gras”. It is a replacement for the traditional, liver based product derived from a duck or goose. Our version is made predominantly from a mixture of nuts, beans, and other plant based materials, created through a method of fermentation. Dr. Foie Gras is manufactured by Mama Foods Co., Ltd., a Japanese Company, currently indirectly owned and controlled by our sole officer and director, Koichi Ishizuka.

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

Although our staff is collaborating with the development of the Next Kalbi Chips, at this point in time Japan Food Tech Holdings, Inc., and its subsidiaries, will not generate any revenue, and do not benefit in any material way, from this collaborative effort. We believe that the only circumstance in which we would benefit from this arrangement would be if we were to acquire Mama Foods Co., Ltd., which at this time is speculative and unlikely in the foreseeable future.

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

Liquidity and Capital Resources

Our cash balance is $8,116 as of June 30, 2024. We have been utilizing funds from our Chief Executive Officer, Koichi Ishizuka to fund our operations and we intend to rely on Koichi Ishizuka, and or related parties for funding going forward.

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

Revenues

We recorded revenue of $5,524 for the three months ended June 30, 2024. Comparatively, we recorded revenue of $616 for the three months ended June 30, 2023. This variance is attributed to an increase in food product sales through our subsidiary, Dr. Foods Co., Ltd., which occurred during the three months ended June 30, 2024. The cost of revenues was $0 for the three months ended June 30, 2024 and the gross profit was $5,524. The cost of revenues was $0 for the three months ended June 30, 2023 and the gross profit was $616.

Net Income

We recorded a net loss of $81,311 for the three months ended June 30, 2024, and $68,362 for the three months ended June 30, 2023.

The net loss for the above periods is primarily comprised of general and administrative expenses, which were in turn primarily attributed to professional fees, and fees billed by Next Meats Co., Ltd. and Mama Food Co., Ltd.

Cash flow

For the three months ended June 30, 2024, we had negative cash flows from operating activities in the amount of $75,921. Comparatively, for the three months ended June 30, 2023, we had negative cash flows from operating activities in the amount of $18,330. The variance is attributable to, amongst other things, accounts payable to a related party.

For the three months ended June 30, 2024, we did not generate cash flows from investing activities. Comparatively, for the three months ended June 30, 2023, we had negative cash flows from investing activities in the amount of $109,099. The variance is attributable to the fact that during the three months ended June 30, 2023, we loaned cash to a related party.

For the three months ended June 30, 2024, we had net cash flows from financing activities in the amount of $76,251. Comparatively, for the three months ended June 30, 2023, we had net cash flows from financing activities in the amount of $209,546. The variance is attributable to deceased sales of shares during the three months ended June 30, 2024, when compared to the three months ended June 30, 2023.

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

As of June 30, 2024, we carried out an evaluation, under the supervision of our chief executive officer, who is also our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: Due to our small size, we did not have sufficient personnel in our accounting and financial reporting functions. As a result, we were not able to achieve adequate segregation of duties and were not able to provide for adequate review of the financial statements. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the consolidated financial statements will not be prevented or detected on a timely basis; and we lacked sufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of U.S. GAAP and SEC disclosure requirements and the identification and approval of related party transactions.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the fiscal quarter ended June 30, 2024, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

Exhibit No.	Description
3.1 (i)	Certificate of Incorporation (1)

3.1 (ii)	Certificate of Amendment (2)

3.1 (iii)	Certificate of Amendment (3)

3.1 (iv)	Certificate of Change (4)

3.1 (v)	Amended and Restated Certificate of Incorporation (5)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to the Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (6)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)

(1)	Filed as an exhibit to the Company's Form 10-12G, as filed with the SEC on May 3, 2021, and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company's Form 8-K, as filed with the SEC on August 25, 2021, and incorporated herein by this reference.
(3)	Filed as an exhibit to the Company's Form 8-K, as filed with the SEC on February 23, 2022, and incorporated herein by this reference.
(4)	Filed as an exhibit to the Company's Form 8-K, as filed with the SEC on September 14, 2022, and incorporated herein by this reference.
(5)	Filed as an exhibit to the Company's Form 8-K, as filed with the SEC on June 20, 2024, and incorporated herein by this reference.
(6)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Japan Food Tech Holdings, Inc.

(Registrant)

By: /s/ Koichi Ishizuka

Name: Koichi Ishizuka

Chief Executive Officer

Dated: October 1, 2024

By: /s/ Koichi Ishizuka

Name: Koichi Ishizuka

Chief Financial Officer

Dated: October 1, 2024